Form 10-Q
period 2007-06-30
SALLY HOLDINGS LLC; SALLY CAPITAL INC.
filed 2007-08-29
CIK 1385720, 1385718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007

-OR-

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SALLY HOLDINGS LLC	SALLY CAPITAL INC.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)

36-4472381	56-2620323
(I.R.S. Employer Identification Number)	(I.R.S. Employer Identification Number)

333-144427	333-144427-10
(Commission file number)	(Commission file number)

3001 Colorado Boulevard

Denton, Texas 76210

(Address of principal executive offices)

(940) 898-7500

(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐     NO   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer    ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

Sally Holdings LLC, which we refer to as “Sally Holdings”, a limited liability company organized under the laws of the State of Delaware, is a wholly-owned subsidiary of Sally Investment Holdings LLC, which we refer to as  “Sally Investment”, a wholly-owned subsidiary of Sally Beauty Holdings, Inc., which we refer to as  “Sally Beauty”, since November 16, 2006. All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty.  Prior to November 16, 2006, Sally Holdings was a Delaware corporation named “Sally Holdings, Inc.” and was a wholly-owned subsidiary of Alberto-Culver Company, which we refer to “Alberto-Culver”. On November 16, 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became a wholly-owned subsidiary of Sally Investment and an indirect subsidiary of Sally Beauty in connection with the separation of Sally Holdings’ business from Alberto-Culver. All operations of Sally Investment and Sally Beauty are conducted through Sally Holdings and its consolidated subsidiaries.  Sally Capital Inc., a Delaware corporation which we refer to as “Sally Capital”, is a wholly-owned subsidiary of Sally Holdings and does not have any assets or operations of any kind.

In this report, references to “Sally Holdings”, “the Company”, “our company”, “we”, “our”, “ours” and “us” refer to Sally Holdings LLC and its consolidated subsidiaries for periods after the separation from Alberto-Culver and to Sally Holdings, Inc. and its consolidated subsidiaries for periods prior to the separation from Alberto-Culver unless otherwise indicated or context otherwise requires.

Cautionary Notice Regarding Forward-Looking Statements

Statements in this report which are not purely historical facts or which depend upon future events may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions may also identify such forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made.  Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks and uncertainties related to: Sally Beauty’s limited history as a stand-alone company; the preparedness of our accounting and other management systems to meet financial reporting and other requirements; the representativeness of our historical consolidated financial information with respect to our future financial position, results of operations or cash flows; realizing the anticipated benefits of our separation from Alberto-Culver;  since our separation from Alberto-Culver, our inability to achieve the benefits of scale that were achieved by Alberto-Culver prior to our separation from Alberto-Culver; being a holding company with no operations of our own, and depending on our subsidiaries for cash; the highly competitive nature of the beauty products distribution industry; anticipating changes in consumer preferences and buying trends or to manage our product lines and inventory; our dependence upon manufacturers; products sold by us being found to be defective in labeling or content; compliance with laws and regulations or becoming subject to additional or more stringent laws and regulations; product diversion; successfully identifying acquisition candidates or successfully completing desirable acquisitions; integration of businesses acquired in the future; opening and operating new stores profitably; protecting our intellectual property rights, specifically our trademarks; obtaining the consent of third parties under our contracts; conducting business in international markets; disruption in our information technology systems; natural disasters or acts of terrorism; our substantial indebtedness; the possibility that we may incur substantial additional debt; restrictions and limitations in the agreements and instruments governing our debt; generating the significant amount of cash needed to service all of our debt and refinancing all or a portion of our indebtedness or obtaining additional financing; changes in interest rates increasing the cost of servicing our debt or increasing our interest expense due to our interest rate swap agreements; the share distribution of Alberto-Culver common stock in our separation from Alberto-Culver not constituting a tax-free distribution; actions taken by certain large shareholders of Sally Beauty adversely affecting the tax-free nature of the share distribution of Alberto-Culver common stock; significant restrictions on Sally Beauty’s ability to issue equity securities; the voting power of Sally Beauty’s largest stockholder discouraging third party acquisitions of Sally Beauty at a premium; the interests of Sally Beauty’s largest stockholder differing from the interests of other holders of Sally Beauty’s common stock; and the operational and financial performance of the Armstrong McCall business.

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in Part II, Item 1A. “Risk Factors” of this report.  Consequently, all forward-looking statements in this release are qualified by the factors, risks and uncertainties contained therein.  We assume no obligation to publicly update or revise any forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.                                   Financial Statements.

The following financial statements as of June 30, 2007 and for the three and nine months ended June 30, 2007 are those of Sally Holdings LLC and its consolidated subsidiaries.  The following statements of financial position as of September 30, 2006 and results of operations and cash flows for the three and nine months ended June 30, 2006 are of Sally Holdings, Inc., which was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty in connection with the separation of our business from Alberto-Culver.  Sally Beauty was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver.  Sally Capital is a wholly-owned subsidiary of Sally Holdings and does not have any assets or operations of any kind.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$634,880	$599,534	$1,874,035	$1,766,990
Cost of products sold and distribution expenses	343,993	323,127	1,015,638	953,756
Gross profit	290,887	276,407	858,397	813,234
Selling, general and administrative expenses (1) (2)	219,646	202,487	642,042	595,356
Depreciation and amortization	10,765	9,414	30,580	28,088
Sales-based service fee charged by Alberto-Culver	—	7,151	3,779	21,568
Transaction expenses(3)	18	34,532	21,502	39,275
Operating earnings	60,458	22,823	160,494	128,947
Interest expense, net (4)	36,832	(197)	98,882	295
Earnings before provision for
income taxes	23,626	23,020	61,612	128,652
Provision for income taxes	8,971	8,469	30,999	49,122
Net earnings	$14,655	$14,551	$30,613	$79,530

(1)          Selling, general and administrative expenses include allocated overhead costs from Alberto-Culver of $0.0 million and $3.4 million and share-based compensation of $3.8 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively.

(2)          Selling, general and administrative expenses include allocated overhead costs from Alberto-Culver of $1.0 million and $10.7 million and share-based compensation of $10.0 million and $4.1 million for the nine months ended June 30, 2007 and 2006, respectively.

(3)          Transaction expenses are one-time charges associated with the separation from Alberto-Culver in the three and nine months ended June 30, 2007 and one-time charges associated with the termination of the agreement with Regis Corporation (“Regis”) that called for the Company to merge with a subsidiary of Regis in a tax-free transaction in the three and nine months ended June 30, 2006.

(4)          Interest expense, net of interest income of $0.1 million and $0.5 million for the three months ended June 30, 2007 and 2006; net of interest income of $1.5 million and $1.0 million for the nine months ended June 30, 2007 and 2006; includes $4.0 million and $3.3 million of fair market value income adjustment for marked to market interest rate swaps for the three and nine months ended June 30, 2007, respectively.

Earnings per share is not presented since prior to November 16, 2006, Alberto-Culver owned all shares of issued and outstanding common stock of Sally Holdings, Inc.  Since November 16, 2006, all member units of Sally Holdings LLC have been owned by Sally Investment, a wholly-owned subsidiary of Sally Beauty.

The accompanying condensed notes are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	June 30,	September 30,
	2007	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$32,339	$107,571
Trade accounts receivable, less allowance for doubtful accounts of $2,551
and $2,246 at June 30, 2007 and September 30, 2006, respectively	47,337	45,462
Other receivables	18,526	21,228
Inventories	560,491	574,983
Prepaid expenses	18,212	10,255
Due from Alberto-Culver	—	463
Deferred income tax assets	10,501	10,327
Total current assets	687,406	770,289
Property and equipment, net of accumulated depreciation of $208,995 and
$187,089 at June 30, 2007 and September 30, 2006, respectively	146,329	142,735
Goodwill	408,759	364,693
Intangible assets, net of accumulated amortization of $10,343 and $8,195
at June 30, 2007 and September 30, 2006, respectively	51,613	53,238
Other assets	65,557	7,886
Total assets	$1,359,664	$1,338,841
Liabilities and Member’s / Stockholder’s (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$17,121	$503
Accounts payable	162,287	176,623
Accrued expenses	136,548	114,056
Due to Sally Beauty	7,992	—
Income taxes	2,783	—
Total current liabilities	326,731	291,182
Long-term debt	1,790,977	621
Other liabilities	12,903	11,953
Deferred income tax liabilities	23,674	21,590
Total liabilities	2,154,285	325,346

Stock options subject to redemption	7,058	7,528

Member’s / Stockholder’s (deficit) equity:
Common stock, no par value. Authorized 1,000 shares; issued and
outstanding 1,000 shares at September 30, 2006	—	—
Additional paid-in capital	—	62,172
Retained earnings	—	927,512
Member’s deficit:
Member’s deficit	(827,846)
Accumulated other comprehensive income – foreign
currency translation	26,167	16,283
Total member’s/stockholder’s (deficit) equity	(801,679)	1,005,967
Total liabilities and member’s/stockholder’s (deficit) equity	$1,359,664	$1,338,841

Prior to November 16, 2006, Alberto-Culver owned all shares of issued and outstanding common stock of Sally Holdings, Inc. Since November 16, 2006, all member units of Sally Holdings LLC have been owned by Sally Investment, a wholly-owned subsidiary of Sally Beauty.

The accompanying condensed notes are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$30,613	$79,530
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	30,580	28,088
Share-based compensation expense (net of deferred tax benefit of $3,853 and
$1,434 in 2007 and 2006, respectively)	6,190	2,663
Excess tax benefit from share-based compensation	(470)	—
Net loss on disposal of leaseholds and other property	1,339	724
Deferred income taxes	5,591	(354)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	6,123	(2,487)
Other receivables	2,980	837
Inventories	44,895	(24,563)
Prepaid expenses	(4,413)	(264)
Other assets	1,862	45
Accounts payable and accrued expenses	(1,442)	(4,795)
Income taxes	1,204	—
Due from Alberto-Culver	463	32,268
Due to Sally Beauty	(2,789)	—
Other liabilities	5,927	(1,645)
Net cash provided by operating activities	128,653	110,047
Cash Flows from Investing Activities:
Capital expenditures	(35,656)	(21,904)
Proceeds from sale of property and equipment	8,344	532
Acquisitions, net of cash acquired	(70,310)	(22,008)
Net cash used by investing activities	(97,622)	(43,380)
Cash Flows from Financing Activities:
Change in book cash overdraft	(6,515)	(6,193)
Proceeds from issuance of long-term debt	2,137,985	529
Repayments of long-term debt	(331,007)	(401)
Proceeds related to notes with affiliated companies	—	15,230
Payments related to notes with affiliated companies	—	(31,880)
Debt issuance costs	(58,816)	—
Excess tax benefit from share-based compensation	470	—
Distributions to Sally Beauty.	(1,809,739)	—
Distributions to Alberto-Culver	(39,471)	(5,616)
Excess tax benefit from exercises of Alberto-Culver stock options	—	369
Net cash used by financing activities	(107,093)	(27,962)
Effect of foreign exchange rate changes on cash and cash equivalents	830	(289)
Net (decrease) increase in cash and cash equivalents	(75,232)	38,416
Cash and cash equivalents, beginning of period	107,571	38,612
Cash and cash equivalents, end of period	$32,339	$77,028

The accompanying condensed notes are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statement of Member’s / Stockholder’s (Deficit) Equity

Nine Months Ended June 30, 2007

(In thousands, except share data)

(Unaudited)

	Number of
	Shares	Dollars
					Accumulated	Total
	Common	Additional			Other	Member’s /
	Stock	Paid-in	Retained	Member’s	Comprehensive	Stockholder’s
	Outstanding	Capital	Earnings	(Deficit)	Income	(Deficit) Equity
Balance at September 30, 2006	1,000	$62,172	$927,512	$—	$16,283	$1,005,967
Comprehensive income:
Net earnings	—	—	—	30,613	—	30,613
Foreign currency translation	—	—	—	—	9,884	9,884
Total comprehensive income	—	—	—	30,613	9,884	40,497
Adjustment to equity contribution	—	—	—	1,067	—	1,067
Retirement of common stock	(1,000)	(1)	—	1	—	—
Distributions to Alberto-Culver	—	—	—	(39,471)	—	(39,471)
Conversion to member’s equity	—	(62,171)	(927,512)	989,683	—	—
Distributions to Sally Beauty	—	—	—	(1,809,739)	—	(1,809,739)
Balance at June 30, 2007	—	$—	$—	$(827,846)	$26,167	$(801,679)

Prior to November 16, 2006, Alberto-Culver owned all shares of issued and outstanding common stock of Sally Holdings, Inc. Since November 16, 2006, all member units of Sally Holdings LLC have been owned by Sally Investment , a wholly-owned subsidiary of Sally Beauty.

The accompanying condensed notes are an integral part of these financial statements.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

1.     Description of Business and Basis of Presentation

Description of Business

Sally Holdings LLC (the “Company”) is a wholly-owned subsidiary of Sally Investment Holdings LLC (“Sally Investment”), a wholly-owned subsidiary of Sally Beauty Holdings, Inc. (“Sally Beauty”).  All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty.  The Company was a wholly-owned subsidiary of Alberto-Culver Company (“Alberto-Culver”) until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became a wholly-owned subsidiary of Sally Investment and an indirect subsidiary of Sally Beauty in connection with the separation of its business from Alberto-Culver.  The Company and its consolidated subsidiaries sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores, in the United States, Puerto Rico, Mexico, Japan, Canada, United Kingdom and certain other European countries.  Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons in the United States and portions of Canada and certain European countries and to franchises in the southern and southwestern United States and Mexico through its Armstrong McCall, L.P. (“Armstrong McCall”) operations.  The beauty products sold by BSG and Armstrong McCall are primarily sold through exclusive territory agreements with the manufacturers of the products.

On November 10, 2006, the stockholders of Alberto-Culver approved a plan to separate its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly traded companies.  The separation was completed on November 16, 2006.  The transactions were effected pursuant to an Investment Agreement dated as of June 19, 2006, among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc., and CDRS Acquisition LLC (“CDRS”).  Sally Beauty became the accounting successor company to Sally Holdings, Inc. upon the completion of the transactions.  The Company incurred transaction expenses as a result of the separation.  See the Company’s registration statement, on Form S-4/A, as filed with the Securities and Exchange Commission on July 26, 2007, for additional information about the separation.

In the ordinary course of business, the Company performs certain administrative services on behalf of Sally Beauty.  These services are charged to Sally Beauty and netted against the amount due to Sally Beauty.  See “Note 10” for further information.

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  The consolidated interim financial statements include the accounts of the Company and its subsidiaries.  In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position as of June 30, 2007, the results of operations for the three and nine month periods ended June 30, 2007 and 2006, and cash flows for the nine months ended June 30, 2007 and 2006.  The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s registration statement, on Form S-4/A, as filed with the Securities and Exchange Commission on July 26, 2007.  The Company adheres to the same accounting policies in preparation of interim financial statements.  As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions.  Such amounts are expensed in full in the year incurred.  For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

2.     Member’s / Stockholder’s (Deficit) / Equity

At June 30, 2007, the Company had a member’s deficit as a result of distributions to Sally Beauty and Alberto-Culver.  In connection with the separation from Alberto-Culver, the Company received the proceeds from the issuance of the debt and contributed cash of approximately $1,809.7 million to Sally Beauty to enable it to make the dividend payments to existing stockholders in accordance with the  separation agreements entered into in connection with the separation transaction.  The distribution to Alberto-Culver was the result of settlement of the inter-company agreement with Alberto-Culver, which was treated as a dividend, thereby decreasing member’s equity by $39.5 million.

At September 30, 2006 the additional paid-in capital and the retained earnings were part of the stockholder’s equity of Sally Holdings, Inc. and its subsidiaries.  On November 16, 2006, in connection with the separation from Alberto-Culver and the Limited Liability Company Agreement of Sally Holdings LLC, entered into by Alberto-Culver, Sally Holdings, Inc. contributed its stockholder’s equity to Sally Holdings LLC, thereby converting stockholder’s equity into member’s equity.

See “Note 7” for a discussion of other comprehensive income.

3.     Share-Based Payments

The Company accounts for stock option and stock awards in accordance with SFAS 123 (Revised 2004), Share-Based Payment ‘SFAS 123 (R).’ Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.  During the third quarters of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses for share-based payment arrangements was $3.8 million and $1.0 million, respectively, and the total income tax benefit recognized in the Company’s income statement from these plans was $1.5 million and $0.3 million, respectively.  During the first nine months of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses for share-based payment arrangements was $10.0 million and $4.1 million, respectively, and the total income tax benefit recognized in the Company’s income statement from these plans was $3.9 million and $1.4 million, respectively.

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no stock option plans of its own; however, certain employees of the Company had been granted stock options under stock option plans of Alberto-Culver.  Alberto-Culver treated the separation transaction as though it constituted a change in control for purposes of Alberto-Culver’s stock option and stock award plans.  As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by the Company’s employees, became fully vested upon completion of the transactions on November 16, 2006.  Due to the separation from Alberto-Culver, the Company recorded a charge at that time equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and restricted shares for the Company’s employees vested over the original vesting periods.  Upon completion of the transaction separating the Company from Alberto-Culver, all outstanding Alberto-Culver stock options held by

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

employees of the Company became options to purchase shares of Sally Beauty’s common stock.

Since November 16, 2006, the Company has been a subsidiary of Sally Beauty and has no share based plans of its own; however, certain employees of the Company have been granted stock options and share awards under the plans of Sally Beauty.

As a result of the separation, the Employee Stock Option Plan of 2003, the 2003 Stock Option Plan for Non-Employee Directors and the 2003 Restricted Stock Plan that were previously plans of Alberto-Culver became plans of Sally Beauty.

During the third quarter of fiscal year 2007, Sally Beauty adopted the 2007 Omnibus Incentive Plan, a new share-based plan, which allows for the issuance of up to 10 million shares of Sally Beauty’s common stock.  Additionally, Sally Beauty granted approximately 2.4 million stock options to the Company’s employees during the third quarter of fiscal year 2007.  Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $2.3 million in connection with certain employees who are currently retirement eligible and eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan.

Each option has an exercise price which equals 100% of the market price of Sally Beauty’s stock on the date of grant and generally has a maximum term of 10 years.  Options generally vest ratably over a four year period and are subject to forfeiture until the four year vesting period is complete.

Stock Options

Activity for Sally Beauty’s stock options issued to the Company’s employees under Sally Beauty’s option plans as of June 30, 2007 and changes during the nine months then ended is as follows (options in thousands):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at September 30, 2006	1,969	$37.47
Shares conversion (1)	1,073	2.00
Granted	5,112	9.54
Exercised	(607)	11.26
Forfeited or expired	(337)	10.91

Outstanding at June 30, 2007	7,210	$7.00	8.8	$17,217

Exercisable at June 30, 2007	2,421	$2.00	7.3	$16,945

(1)          Per the Employee Matters Agreement, in connection with the separation, options to purchase shares of Alberto-Culver’s stock, which were held by the Company’s employees, were converted into options to purchase shares of Sally Beauty’s stock.  In order to maintain the same intrinsic value as before the separation, all of Sally Beauty’s stock options that were converted from Alberto-Culver were adjusted accordingly.

The following table summarizes information about stock options, held by our employees, under Sally Beauty’s option plans at June 30, 2007:

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable at June 30, 2007	Weighted- Average Exercise Price
$2.00	2,421	7.3	$ 2.00	2,421	$ 2.00
$7.70 – 9.66	4,789	9.6	9.53	—
Total	7,210	8.8	$ 7.00	2,421	$ 2.00

The Company uses the Black-Scholes option-pricing method to value the Sally Beauty stock options for each stock option award.  Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant.  The fair value of Sally Beauty’s stock option awards, which generally vest ratably over a four year period, is expensed on a straight-line basis over the vesting period of the stock options or to the date a participant becomes eligible for retirement, if earlier.

The weighted average assumptions relating to the valuation of Sally Beauty’s stock options for the nine months ended June 30, 2007 and June 30, 2006 are as follows:

	Nine Months Ended
	June 30, 2007 (1)	June 30, 2006 (2)

Expected lives (years)	5.0	3.5 - 4.5

Expected volatility	34.0% - 35.0%	20.0%

Risk-free interest rate	4.4% - 4.6%	4.2% – 5.0%

Dividend yield	0.0%	1.0%

(1)          Assumptions are based on Sally Beauty’s future expectations and not taking into account historical assumptions of Alberto-Culver’s common stock.

(2)          Assumptions were calculated based on Sally Beauty being a wholly-owned subsidiary of Alberto-Culver and using historical assumptions of Alberto-Culver, such as expected volatility and dividend yield of Alberto-Culver’s common stock at the time.

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company that have been granted stock options under stock option plans of Alberto-Culver. Expected volatility for the nine months ended June 30, 2007 is derived by using the average volatility of similar companies compared to Sally Beauty since it is not practicable to estimate Sally Beauty’s expected volatility due to a lack of history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Since Sally Beauty does not expect to pay dividends, the dividend yield is 0%.

The weighted average fair value of Sally Beauty’s stock options issued to the Company’s employees at the date of grant in the nine months ended June 30, 2007 and 2006 was $3.64 and $9.48 per option, respectively.  The total intrinsic value of options exercised after the separation from Alberto-Culver during the nine months ended June 30, 2007 was $3.3 million, the total cash received from these option exercises was $0.9 million and the tax benefit realized for the tax deductions from these option exercises was $1.2 million.

At June 30, 2007, approximately $10.8 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over the vesting period of 4 years.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Stock Awards

As a subsidiary of Sally Beauty, the Company has no employee stock award plans; however, certain employees of the Company have been granted stock awards under the Alberto-Culver’s 2003 Restricted Stock Plan (the “RSP”), which became the plan of Sally Beauty upon the separation.  A stock award is an award of shares of Sally Beauty’s common stock that is subject to time-based vesting during a specified period.  Stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the vesting of the awards.  Participants have full voting and dividend rights with respect to shares of stock awards.

The RSP provides for the grant of stock awards for up to 900,000 shares of Sally Beauty’s common stock to key employees (including officers and directors who are also employees) of the Company.  Stock awards issued under the RSP generally vest ratably over a five year period and are subject to forfeiture until the five year vesting period is complete.

The Company expenses the cost of the stock awards, which is determined to be the fair market value of the stock award at the date of grant, on a straight-line basis over the vesting period.  For these purposes, the fair market value of the stock award is determined based on the closing price of Sally Beauty’s common stock on the grant date.

Activity for Sally Beauty stock awards issued to the Company’s employees for the nine months ended June 30, 2007 (shares in thousands):

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Fair Value	Vesting
Stock Awards	Shares	Per Share	Term
(Years)

Non-vested at September 30, 2006	-	$-
Granted	350	8.10
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2007	350	$8.10	4.5

During the nine months ended June 30, 2007, no stock awards vested.  The remaining unrecognized compensation cost related to unvested stock awards at June 30, 2007 was $2.6 million and the weighted average period of time over which this cost will be recognized is 4.5 years.

4.     Long-Term Debt

In connection with the separation from Alberto-Culver on November 16, 2006, the Company and certain other subsidiaries of Sally Beauty incurred $1,850.0 million of indebtedness by drawing on a revolving (asset-based lending) facility in an amount equal to $70.0 million, entered into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million, and issued senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million.

The term loan facilities and asset-based lending facility are secured by substantially all of the assets of the Company, those of Sally Investment, those of the Company’s domestic subsidiaries and, in the case of the revolving (asset-based lending) facility, those of the Company’s Canadian subsidiaries.  The term loan

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

facilities may be prepaid at the Company’s option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the underlying agreements) for any fiscal year (commencing in fiscal year 2008), unless a specified leverage ratio is met, and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the asset-based lending credit facility.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company.  The senior notes and the senior subordinated notes carry optional redemption features whereby the Company has the option to redeem the notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest.

Details of the debt issued on November 16, 2006 are as follows (in thousands):

	Amount as	Maturity
	of June	dates	Interest
	30, 2007	(Fiscal year)	rates
Revolving credit facilities	$39,700	2012	(i)	PRIME and up to 0.50% or;
			(ii)	LIBOR plus (1.00% to 1.50%)
Term loan A	144,375	2012	(i)	PRIME plus (1.00% to 1.50%) or;
			(ii)	LIBOR plus (2.00% to 2.50%)
Term loan B	913,100	2014	(i)	PRIME plus (1.25% to 1.50%) or;
			(ii)	LIBOR plus (2.25% to 2.50%)
Total	$1,097,175

Senior notes	$430,000	2015		9.25%
Senior subordinated notes	280,000	2017		10.50%
Total	$710,000

On November 24, 2006, the Company entered into two interest rate swap agreements relating to $500.0 million of the $1,070.0 million term loans A and B due in 2012 and 2014, respectively.  See “Note 5” for further information on the interest rate swap agreements.

Maturities of the long-term debt issued on November 16, 2006 for the next five fiscal years are as follows (in thousands):

Year ending September 30:
2007	$4,175
2008	16,700
2009	24,200
2010	24,200
2011	39,200
Thereafter	1,698,700
$1,807,175

Note: Maturities schedule is for the debt issued on November 16, 2006 and does not include capital leases of $0.9 million and any payments that may be required as part of an excess cash flow test under the terms of the term loan.

5.  Interest Rate Swaps

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

On November 24, 2006, the Company entered into two interest rate swap agreements with notional amounts of $150.0 million and $350.0 million.  These agreements expire on November 24, 2008 and 2009, respectively.  These agreements allow the Company to convert a portion of its variable rate interest to a fixed rate at 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%), respectively.  These interest rate swap agreements relate to $500.0 million of the $1,070.0 million term loans A and B due in 2012 and 2014, respectively, to manage the Company’s cash flow risk associated with changing interest rates. Under the swap agreements, the Company will pay fixed rates of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%) on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.

The Company utilizes interest rate swaps to manage the cash flow risk associated with changing interest rates and accounts for them under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives be marked to market (fair value). The Company does not purchase or hold any derivative instruments for trading purposes. The interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of the interest rate swap agreements, which are adjusted quarterly, are recorded in the results of operations. The fair value of the swap agreements at June 30, 2007 was recorded as an asset of approximately $3.3 million.

Fair value estimates presented for the swap agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions.

The counter-parties to these swap instruments are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of nonperformance by these counter-parties, such losses are not anticipated.

The marked to market impact of the swap arrangements on interest expense was a decrease of approximately $4.0 million and $3.3 million in the three and nine months ended June 30, 2007, respectively.  However, changes in the fair value of the interest rate swap agreements will either increase or decrease the Company’s net interest expense and therefore may affect the Company’s profitability.

6.     Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the nine months ended June 30, 2007 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2006	$10,160	$354,533	$364,693
Additions, net of purchase price adjustments	38,091	2,556	40,647
Foreign currency translation	1,139	2,280	3,419
Balance at June 30, 2007	$49,390	$359,369	$408,759

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at June 30, 2007 (in thousands):

	Sally Beauty	Beauty Systems
	Supply	Group	Total
Balance at June 30, 2007:
Intangible assets with indefinite lives:
Trade names	$713	$34,794	$35,507

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

	Sally Beauty	Beauty Systems
	Supply	Group	Total
Other intangibles	—	6,053	6,053
Total	713	40,847	41,560
Intangible assets subject to amortization:
Gross carrying amount	—	20,396	20,396
Accumulated amortization	—	(10,343)	(10,343)
Net value	—	10,053	10,053
Total intangible assets, net	$713	$50,900	$51,613

7.     Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net earnings	$14,655	$14,551	$30,613	$79,530
Other comprehensive income adjustments-foreign currency translation	9,148	5,115	9,884	4,769
Comprehensive income	$23,803	$19,666	$40,497	$84,299

8.     Acquisitions

On February 15, 2007, the Company entered into and completed an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Chapelton 21 Limited (the “Agreement”), a private company limited by shares and incorporated in Scotland (“Salon Services”) by and among Ogee Limited, an indirect subsidiary of the Company, and the registered shareholders of Salon Services. Pursuant to the Agreement, the Company acquired all of the issued share capital of Salon Services for an aggregate cash purchase price of approximately £30.0 million, or approximately $59.0 million, subject to certain adjustments. In addition, the Company extinguished approximately £2.0 million of Salon Services’ debt. The Agreement contains representations, warranties and covenants that are customary to transactions of this nature. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd., supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland and Spain.

In connection with the Company’s acquisition and operation of Salon Services, the Company’s subsidiaries financed the purchase price through a draw down of approximately $57.0 million under its existing revolving (asset-based) credit facilities.  Certain funds are being held in escrow in support of the sellers’ representations, warranties and covenants.  We expect that the final valuation of the acquired assets and liabilities will be completed by fiscal year end.

9.     Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores, which offers professional beauty supplies to both salon professionals and retail customers, and (ii) BSG, a full service beauty supply distributor, which offers professional brands of beauty products directly to salons through its own sales force and professional only stores in exclusive geographical territories in North America and parts of Europe.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

In connection with the separation from Alberto-Culver, the Company’s management evaluated the structure of its internal organization to identify and separate the costs incurred at the corporate level from the business units as well as costs incurred that benefit both the Sally Beauty Supply and BSG segments.  Accordingly, management has defined its reportable segments to report separately from the Company’s shared corporate expenses, and has revised the comparable periods in the prior year for comparability purposes.

The Company does not sell between segments.  Segment data for the three and nine months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Sally Beauty Supply	$402,920	$356,975	$1,156,684	$1,060,015
Beauty Systems Group	231,960	242,559	717,351	706,975
Total net sales	$634,880	$599,534	$1,874,035	$1,766,990
Earnings before provision for income taxes:
Sally Beauty Supply	$67,070	$59,169	$201,825	$179,670
Beauty Systems Group	15,391	24,865	48,168	69,265
Segment operating earnings	82,461	84,034	249,993	248,935
Unallocated corporate expenses (1)	(21,985)	(19,528)	(64,218)	(59,145)
Sales-based service fee charged by Alberto-Culver	—	(7,151)	(3,779)	(21,568)
Transaction expenses (2)	(18)	(34,532)	(21,502)	(39,275)
Interest expense, net of interest income	(36,832)	197	(98,882)	(295)
Earnings before provision for income taxes	$23,626	$23,020	$61,612	$128,652

(1)          Unallocated expenses consist of corporate and shared costs. The amounts include $0.0 million and $3.4 million of overhead charges allocated from Alberto-Culver and share-based compensation of $3.8 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively; and $1.0 million and $10.7 million of overhead charges allocated from Alberto-Culver and share-based compensation of $10.0 million and $4.1 million for the nine months ended June 30, 2007 and 2006, respectively.

(2)          Transaction expenses are one-time charges associated with the separation from Alberto-Culver in the three and nine months ended June 30, 2007 and one-time charges associated with the termination of the agreement with Regis that called for the Company to merge with a subsidiary of Regis in a tax-free transaction in the three and nine months ended June 30, 2006.

10.  Related Party Transaction

On January 1, 2007, the Company entered into an agreement with Sally Beauty under which the Company agreed to provide certain general and administrative services to Sally Beauty including accounting, finance, payroll, legal and tax sharing services. The cost of these services, which were based on a percentage of certain key employees’ salaries and benefits, is approximately $88,000 per month.  The cost of these services may not necessarily be indicative of the costs which would be incurred by the Company as an independent stand alone entity.  The cost of these services to Sally Beauty was $0.5 million for the nine months ended June 30, 2007.

The Company has entered into a tax sharing agreement with its parent, Sally Beauty.  In accordance with this tax sharing agreement, Sally Beauty shall cause each of its subsidiaries that are eligible to be a member

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

of the relevant combined tax group to join in filing a combined tax return with respect to each jurisdiction for all tax years for which such subsidiary is eligible to do so under the applicable tax law.  Sally Beauty shall make all payments to the applicable taxing authority of all combined taxes that the relevant combined tax group is required to pay.

Where allowed by current tax law, the Company is included in the consolidated income tax returns filed by Sally Beauty.  The Company’s provision for income taxes is recorded on the basis of filing a separate income tax return.  Income taxes currently payable or receivable under the consolidated income tax returns are paid to or received from Sally Beauty.

11.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007.  The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

12.  Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidated Balance Sheet as of June 30, 2007 and September 30, 2006, the Condensed Consolidated Statement of Earnings for the three and nine months ended June 30, 2006 and June 30, 2007 and the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2006 and June 30, 2007 of (a) Sally Holdings LLC or “the Parent”; (b) Sally Capital, Inc. or “Co-Issuer” (c) the guarantor subsidiaries; (d) the non-guarantor subsidiaries; (e) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (f) the Company on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation.  The principle elimination entries relate to investments in subsidiaries and intercompany balances and transactions.  Separate financial statements and other disclosures with respect to the

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

subsidiary guarantors have not been provided as management believes the following information is sufficient, as guarantor subsidiaries are 100 percent indirectly owned by the Parent and all guarantees are full and unconditional.  Additionally, substantially all of the assets of the guarantor subsidiaries are pledged under the term loan facilities and the revolving (asset-based lending) facility and consequently may not be available to satisfy the claims of general creditors.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
June 30, 2007

(In thousands)

(Unaudited)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Assets
Cash and cash equivalents	$10	$—	$7,375	$24,954	—	$32,339
Trade accounts and other receivables, less allowance for doubtful accounts	212	—	45,728	19,923	—	65,863
Due from affiliates	139,415	—	10,666	13,010	(163,091)	—
Inventories	—	—	433,126	127,365	—	560,491
Prepaid expenses	44	—	6,597	11,571	—	18,212
Deferred income tax assets	—	—	13,746	(3,245)	—	10,501
Property and equipment, net	—	—	109,835	36,494	—	146,329
Investment in Subsidiaries	831,999	—	245,911	—	(1,077,910)	—
Goodwill and other intangible assets, net	—	—	356,697	103,675	—	460,372
Other assets	57,928	—	1,886	5,743	—	65,557
Total assets	$1,029,608	$—	$1,231,567	$339,490	$(1,241,001)	$1,359,664
Liabilities and Member’s (Deficit) Equity
Current maturities of long—term debt	$16,700	$—	$242	$179	$—	$17,121
Accounts payable	—	—	123,321	38,966	—	162,287
Due to affiliates	—	—	132,999	30,092	(163,091)	—
Accrued expenses	17,054	—	98,677	20,817	—	136,548
Due to Sally Beauty	1,759	—	5,615	618	—	7,992
Income taxes payable	—	—	1,536	1,247	—	2,783
Long—term debt	1,790,475	—	382	120	—	1,790,977
Other liabilities	—	—	10,734	2,169	—	12,903
Deferred income tax liabilities	(1,759)	—	26,062	(629)	—	23,674
Total liabilities	1,824,229	—	399,568	93,579	(163,091)	2,154,285
Stock options subject to redemption	7,058	—	—	—	—	7,058
Total member’s (deficit) equity	(801,679)	—	831,999	245,911	(1,077,910)	(801,679)
Total liabilities and member’s (deficit) equity	$1,029,608	$—	$1,231,567	$339,490	$(1,241,001)	$1,359,664

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS, INC. AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Alberto-Culver Company)

Condensed Consolidated Balance Sheet

Year ended September 30, 2006

(In thousands)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings, Inc. & Subsidiaries
Assets
Cash and cash equivalents	$53,792	$—	$36,634	$17,145	$—	$107,571
Trade accounts receivable, less allowance for doubtful accounts	—	—	37,243	8,219	—	45,462
Other receivables	38	—	17,487	3,703	—	21,228
Due from affiliates	293,209	—	81,388	12,775	(387,372)	—
Inventories	—	—	479,122	95,861	—	574,983
Prepaid expenses and other assets	—	—	8,338	10,266	—	18,604
Deferred income tax assets	—	—	13,549	(3,222)	—	10,327
Property and equipment, net	—	—	113,892	28,843	—	142,735
Investment in subsidiaries	658,928	—	78,697	—	(737,625)	—
Goodwill and other intangible assets, net	—	—	357,696	60,235	—	417,931
Total assets	$1,005,967	$—	$1,224,046	$233,825	$(1,124,997)	$1,338,841
Liabilities and Stockholder’s Equity
Accounts payable	$—	$—	$147,556	$29,067	$—	$176,623
Due to affiliates	—	—	279,820	107,552	(387,372)	—
Accrued expenses	—	—	98,057	15,999	—	114,056
Long—term debt, including current maturities	—	—	603	521	—	1,124
Other liabilities	—	—	9,122	2,831	—	11,953
Deferred income tax liabilities	—	—	22,432	(842)	—	21,590
Total liabilities	—	—	557,590	155,128	(387,372)	325,346
Stock options subject to redemption	—	—	7,528	—	—	7,528
Total stockholder’s equity	1,005,967	—	658,928	78,697	(737,625)	1,005,967
Total liabilities and stockholder’s equity	$1,005,967	$—	$1,224,046	$233,825	$(1,124,997)	$1,338,841

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings
Three months ended June 30, 2007

(In thousands)

(Unaudited)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$—	$517,920	$116,960	$—	$634,880
Related party sales	—	—	623	—	(623)	—
Cost of products sold and distribution expenses	—	—	278,312	66,304	(623)	343,993
Gross profit	—	—	240,231	50,656	—	290,887
Selling, general and administrative expenses	384	—	172,966	46,296	—	219,646
Depreciation and amortization		—	8,191	2,574	—	10,765
Transaction expenses	18	—	—	—	—	18
Operating earnings	(402)	—	59,074	1,786	—	60,458
Interest income	(1)	—	(19)	(169)	—	(189)
Interest expense	36,864	—	94	63	—	37,021
Earnings (losses) before provision for income taxes	(37,265)	—	58,999	1,892	—	23,626
Provision for income taxes	(11,699)	—	19,147	1,523	—	8,971
Equity in earnings of subsidiaries (net of tax)	40,221	—	369	—	(40,590)	—
Net earnings	$14,655	$—	$40,221	$369	$(40,590)	$14,655

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings
Three months ended June 30, 2006

(In thousands)

(Unaudited)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings, Inc. & Subsidiaries

Net sales	$—	$—	$524,040	$75,494	$—	$599,534
Related party sales	—	—	403	—	(403)	—
Cost of products sold and distribution expenses	—	—	281,572	41,958	(403)	323,127
Gross profit	—	—	242,871	33,536	—	276,407
Selling, general and administrative expenses	—	—	170,101	32,386	—	202,487
Depreciation and amortization	—	—	7,640	1,774	—	9,414
Sales-based service fee charged by Alberto-Culver	—	—	8,043	(892)	—	7,151
Transaction expenses	34,532	—	—	—	—	34,532
Operating earnings	(34,532)	—	57,087	268	—	22,823
Interest income	(5,109)	—	(303)	(101)	5,025	(488)
Interest expense	—	—	4,395	921	(5,025)	291
Earnings (losses) before provision for income taxes	(29,423)	—	52,995	(552)	—	23,020
Provision for income taxes	1,789	—	5,747	933	—	8,469
Equity in earnings of subsidiaries (net of tax)	45,763	—	(1,485)	—	(44,278)	—
Net earnings	$14,551	$—	$45,763	$(1,485)	$(44,278)	$14,551

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings
Nine months ended June 30, 2007

(In thousands)

(Unaudited)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$—	$1,568,991	$305,044	$—	$1,874,035
Related party sales	—	—	1,865	—	(1,865)	—
Cost of products sold and distribution expenses	—	—	846,492	171,011	(1,865)	1,015,638
Gross profit	—	—	724,364	134,033	—	858,397
Selling, general and administrative expenses	191	—	530,998	110,853	—	642,042
Depreciation and amortization	—	—	23,561	7,019	—	30,580
Sales-based service fee charged by Alberto-Culver	—	—	3,779	—	—	3,779
Transaction expenses	21,502	—	—	—	—	21,502
Operating earnings	(21,693)	—	166,026	16,161	—	160,494
Interest income	(3,424)	—	(349)	(458)	2,689	(1,542)
Interest expense	99,758	—	2,538	817	(2,689)	100,424
Earnings (losses) before provision for income taxes	(118,027)	—	163,837	15,802	—	61,612
Provision for income taxes	(36,623)	—	62,091	5,531	—	30,999
Equity in earnings of subsidiaries (net of tax)	112,017	—	10,271	—	(122,288)	—
Net earnings (losses)	$30,613	$—	$112,017	$10,271	$(122,288)	$30,613

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings
Nine months ended June 30, 2006

(In thousands)

(Unaudited)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings, Inc. & Subsidiaries

Net sales	$—	$—	$1,551,406	$215,584	$—	$1,766,990
Related party sales	—	—	1,457	—	(1,457)	—
Cost of products sold and distribution expenses	—	—	832,412	122,801	(1,457)	953,756
Gross profit	—	—	720,451	92,783	—	813,234
Selling, general and administrative expenses	3	—	515,293	80,060	—	595,356
Depreciation and amortization	—	—	22,799	5,289	—	28,088
Sale-based service fee charged by Alberto-Culver	—	—	21,568	—	—	21,568
Transaction expenses	39,275	—	—	—	—	39,275
Operating earnings	(39,278)	—	160,791	7,434	—	128,947
Interest income	(16,632)	—	(644)	(299)	16,538	(1,037)
Interest expense	—	—	15,245	2,625	(16,538)	1,332
Earnings (losses) before provision for income taxes	(22,646)	—	146,190	5,108	—	128,652
Provision for income taxes	5,821	—	41,454	1,847	—	49,122
Equity in earnings of subsidiaries (net of tax)	107,997	—	3,261	—	(111,258)	—
Net earnings	$79,530	$—	$107,997	$3,261	$(111,258)	$79,530

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
Nine months ended June 30, 2007

(In thousands)

(Unaudited)

	Parent	Co- Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings, LLC & Subsidiaries

Net cash provided by operating activities	$46,363	$—	$486	$81,804	$—	$128,653
Cash Flows from Investing Activities:
Capital expenditures and proceeds from sale of property and equipment	—	—	(18,347)	(8,965)	—	(27,312)
Acquisitions, net of cash acquired	—	—	(5,106)	(65,204)	—	(70,310)
Net cash used by investing activities	—	—	(23,453)	(74,169)	—	(97,622)
Cash Flows from Financing Activities:
Change in book cash overdraft	—	—	(6,515)	—	—	(6,515)
Proceeds from issuance of long-term debt	2,138,181	—	—	(196)	—	2,137,985
Repayments of long-term debt	(331,006)	—	21	(22)	—	(331,007)
Debt issuance costs	(58,816)	—	—	—	—	(58,816)
Excess tax benefit from share-based compensation	—	—	470	—	—	470
Distributions to Sally Beauty	(1,809,739)	—	—	—	—	(1,809,739)
Distributions to Alberto-Culver	(39,471)	—	—	—	—	(39,471)
Net cash used by financing activities	(100,851)	—	(6,024)	(218)	—	(107,093)
Effect of foreign exchange rate changes on cash and cash equivalents	706	—	(268)	392	—	830
Net increase (decrease) in cash and cash equivalents	(53,782)	—	(29,259)	7,809	—	(75,232)
Cash and cash equivalents, beginning of period	53,792	—	36,634	17,145	—	107,571
Cash and cash equivalents, end of period	$10	$—	$7,375	$24,954	$—	$32,339

SALLY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
Nine months ended June 30, 2006

(In thousands)

(Unaudited)

	Parent	Co- Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings, Inc. & Subsidiaries
Net cash provided by operating activities	$5,435	$—	$76,246	$28,366	$—	$110,047
Cash Flows from Investing Activities:
Capital expenditures and proceeds from sale of property and equipment	—	—	(18,358)	(3,014)	—	(21,372)
Acquisitions, net of cash acquired	—	—	(4,248)	(17,760)	—	(22,008)
Net cash used by investing activities	—	—	(22,606)	(20,774)	—	(43,380)
Cash Flows from Financing Activities:
Change in book cash overdraft	—	—	(6,193)	—	—	(6,193)
Proceeds from issuance of long-term debt	—	—	264	265	—	529
Repayments of long-term debt	—	—	(200)	(201)	—	(401)
Proceeds related to notes with affiliates	—	—	15,230	—	—	15,230
Payments related to notes with affiliates	—	—	(31,880)	—	—	(31,880)
Distributions to Alberto-Culver	—	—	(5,616)	—	—	(5,616)
Excess tax benefit from exercises of Alberto-Culver	—	—	369	—	—	369
Net cash provided by (used by) financing activities	—	—	(28,026)	64	—	(27,962)
Effect of foreign exchange rate changes on cash and cash equivalents	(307)	—	1,725	(1,707)	—	(289)
Net decrease in cash and cash equivalents	5,128	—	27,339	5,949	—	38,416
Cash and cash equivalents, beginning of period	62	—	29,019	9,531	—	38,612
Cash and cash equivalents, end of period	$5,190	$—	$56,358	$15,480	$—	$77,028

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the operations and financial condition of Sally Holdings, LLC (“Sally Holdings”), a wholly-owned subsidiary of Sally Investment Holdings LLC (“Sally Investment”), a wholly-owned subsidiary of Sally Beauty Holdings, Inc. (“Sally Beauty”), and its consolidated subsidiaries.  All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty.  The financial condition as of September 30, 2006 and results of operations for the three and nine months ended June 30, 2006 and cash flows for the nine months ended June 30, 2006 are of Sally Holdings, Inc.  Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly owned subsidiary of Sally Beauty in connection with the separation transactions.  Sally Capital Inc., a Delaware corporation which we refer to as “Sally Capital”, is a wholly-owned subsidiary of Sally Holdings and does not have any assets or operations of any kind. This section should be read in conjunction with the audited consolidated financial statements of Sally Holdings and the related notes included in our registration statement, on Form S-4/A, as filed with the Securities and Exchange Commission on July 26, 2007.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count.  We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, which we refer to as “BSG.”  Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 3,341 stores and supplied 195 franchised stores in North America as well as selected European countries and Japan, as of June 30, 2007.  Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,000 professional distributor sales consultants who sell directly to salons and salon professionals.  We provide our customers with a wide variety of leading third-party branded and private label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals.

Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count.  As of June 30, 2007, Sally Beauty Supply operated 2,652 company-owned retail stores and supplied 24 franchise stores acquired in the Salon Services acquisition, 2,218 of which are located in the U.S. and the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Japan. Sally Beauty Supply stores average 1,700 square feet and are primarily located in strip shopping centers.  The product selection in Sally Beauty Supply stores ranges between 5,600 and 7,600 SKU’s of beauty products, and includes products for hair care, nail care, beauty sundries and appliances, targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of private label merchandise.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S.  As of June 30, 2007, BSG operated 689 company-owned stores, supplied 171 franchised stores and had a sales force of approximately 1,000 professional distributor sales consultants selling exclusively to salons and salon professionals in 45 U.S. states and portions of Canada, Mexico and certain European countries. BSG stores average 2,800 square feet and are primarily located in secondary strip shopping centers.  Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon market.  The product selection in BSG stores, ranging between 4,000 and 9,400 SKU’s of beauty products, includes hair care, nail care, beauty sundries and appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

In connection with the separation from Alberto-Culver, our management evaluated the structure of its internal organization to identify and separate the costs incurred by us at the corporate level as well as costs incurred by us that benefit both the Sally Beauty Supply and BSG segments.  Accordingly, management has defined its reportable segments as Sally Beauty Supply and BSG, less these corporate and shared costs, and has revised the comparable quarter in the prior year for comparability purposes.

Business Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products.  Our results of operations are dependent upon the following trends, events and uncertainties, some of which are beyond our control:

•                  High level of customer fragmentation.  The U.S. salon market is highly fragmented with over 230,000 salons in the U.S.  Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

•                  Growth in booth renting.  Booth renters are responsible for purchasing their own supplies. Historically, booth renters have significantly increased as a percentage of total salon professionals and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply.

•                  Increasing Use of Private-Label Products.   We offer a broad range of private label and control label products, which we generally refer to collectively as “private label products.”  Private label products are brands for which we own the trademark and in some instances the formula. Control label products are brands that are owned by the manufacturer for which we have been granted sole distribution rights. Generally, our private label products have higher gross margins than the leading third-party branded products and we believe this area offers significant potential growth.

•                  Frequent re-stocking needs.  Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons.  These factors are key to driving demand for conveniently located professional beauty supply stores.

•                  Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers.  We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as other suppliers seek to lessen their reliance on distribution of their products through a competitor’s network, as more fully described below.  We also intend to seek opportunistic value-added acquisitions that strategically fit with our current distribution network, product offerings, and longer-term growth and profitability plans.  We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and retail footprint.  We also believe that we are well-positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor / retail level. However, changes often occur in our relationships with suppliers that can materially affect the net sales and operating earnings of our business segments.

In addition, consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures.  As we announced in December 2006, our largest supplier, the Professional Products Division of L’Oreal USA S/D, Inc., which we refer to as “L’Oreal,” has moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks.  More recently, L’Oreal has also announced the acquisition of two distributors competitive with BSG in the southeastern U.S. and the west coast markets.  As a result, L’Oreal is entering into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. In addition, L’Oreal has announced the acquisition of a supplier (Pureology) that does not currently do business with BSG.  If L’Oreal acquired a supplier that did conduct business with BSG, we could lose that revenue as well.  See “Risk

Factors-We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us,” in Part II, Item 1A. of this report.

•                  High level of competition.  Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional cash-and-carry beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the Internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals.  We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products.  The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business.

•                  Changing demographic and consumer trends.  The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair-loss products.  Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products.  Changes in consumer tastes and fashion trends can have an impact on our financial performance.  Our continued success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. If we are unable to anticipate and respond to trends in the market for beauty products and changing consumer demands, our business could suffer.

•                  Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business by right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure.  In response to the loss of L’Oreal related revenue discussed below, BSG made certain changes with its distributor sales consultants.  BSG’s sales force was reduced and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with the Company as BSG seeks to replace lost L’Oreal revenue. BSG is also implementing a store re-branding project that will reposition all of its North American company-owned stores under a common name and store identity, CosmoProf.  This project is expected to provide brand consistency, save on advertising and promotional costs and allow for a more focused marketing strategy.  Further, we continue to study our distribution function as we seek to rationalize our infrastructure.   During the remainder of fiscal 2007, we plan to continue implementing a two-year $19.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program.  We currently believe that this plan could produce significant annual expense savings of approximately $10.0 million within the next two years.

•                  Relationships with suppliers.  We do not manufacture the brand name or private label products we sell, and instead purchase our products from manufacturers. We depend upon a limited number of manufacturers for a significant percentage of the products we sell, and our relationships with these suppliers change often.   Please see the next section for more information on this trend.

Relationships With Suppliers

Most of the net sales of Sally Beauty Supply are generated through retail stores.  Most of the net sales of BSG are generated through both professional only stores and professional distributor sales consultants. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the U.S. and in Mexico, which buy products directly from BSG for resale in their assigned territories.  A very small percentage of sales are generated through sub-distributors (primarily in Europe), which also buy products directly from BSG for resale in their assigned territories. Sally Beauty Supply / BSG and their suppliers are dependent on each other for the distribution of beauty products.  As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines).  Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating earnings. For example, our net sales and operating earnings were negatively affected in fiscal year 2005 by the decision of certain suppliers of the BSG business to begin selling their products directly to salons in most markets. Subsequently, in fiscal year 2006 one of those suppliers agreed to allow BSG to once again, sell its product lines in BSG stores.

On December 19, 2006, we announced that (1) BSG, other than its Armstrong McCall division, would not retain its rights to distribute the professional products of L’Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG currently has distribution rights, and (2) BSG’s Armstrong McCall division would not retain the rights to distribute Redken professional products through its franchises.  In an effort to replace these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants.  Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories.

We plan to mitigate the negative effects resulting from unfavorable changes in our relationships with suppliers, such as L’Oreal, by taking the following steps: (i) adding new products to replace lines with our distributor sales consultants, (ii) adding new product lines to our BSG stores, (iii) expanding existing product lines into new territories and, (iv) managing costs to maximize the efficiency of the BSG structure (in the third quarter of 2007 we continued a right-sizing of the BSG business, including some targeted reductions-in-force). Although we are focused on developing new revenue and on cost management initiatives, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights.   In addition, BSG’s loss of distribution rights through its distributor sales consultants, as well as the loss of exclusive rights to distribute L’Oreal products in its stores, has resulted in margin pressure on BSG’s remaining L’Oreal revenues, and this pressure is currently projected to continue during the remainder of fiscal 2007.  See “Risk Factors-We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us,” in Part II, Item 1A. of this report.

Previously, we had estimated that the loss of the L’Oreal distribution rights described above would negatively impact our consolidated revenue by approximately $110.0 million for the last nine months of fiscal 2007.  Of this projected $110.0 million, it was assumed that the distributor sales consultant channel would lose approximately $20.0 million of ancillary, non-L’Oreal business.  However, during the third quarter of 2007, sales of non-L’Oreal brands continued to exceed prior-year levels in the impacted distributor sales consultants channel and were also up in the stores channel.  In addition, one of our key strategies in dealing with the loss of the L’Oreal distribution rights has been to attempt to shift a portion of the L’Oreal purchases by BSG customers previously served by the distributor sales consultants to our BSG stores. We did not significantly shift a portion of L’Oreal purchases by BSG customers previously served by the distribution sales consultants to stores for the third quarter of 2007, and we no longer expect to do so in the future.

Regarding other suppliers, BSG continues to expand the P&G Professional Care product lines including Wella, Sebastian and Graham Webb into additional geographies for BSG stores and distributor sales consultants.   As of June 30, 2007, BSG had 15 stores in Florida and plans to open an additional 20 net new stores in that state by January 2008.  Although Farouk Systems terminated its agreement with BSG during the second fiscal quarter, BSG stores and DSCs once again have been given approval to distribute Farouk Systems products since July, with an expanded distribution area that initially includes 30 states.  Additionally, BSG entered into an agreement during the third quarter with KPSS to distribute the Goldwell/KMS brands in 28 states.  BSG expects to gain these distribution rights over time through either expirations or acquisitions from existing distributors.

Recent Acquisitions

On February 15, 2007, we entered into and completed an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Chapelton 21 Limited (the “Agreement”), a private company limited by shares and incorporated in Scotland, which we refer to as “Salon Services,” by and among Ogee Limited, an indirect subsidiary of ours, and the registered shareholders of Salon Services. Pursuant to the Agreement, we acquired all of the issued share capital of Salon Services for an aggregate cash purchase price of approximately £30.0 million, or approximately $59.0 million, subject to certain adjustments. In addition, we extinguished approximately £2.0 million of Salon Services’ debt. The Agreement contains representations, warranties and covenants that are customary to transactions of this nature. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd., supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland and Spain.

In connection with our acquisition and operation of Salon Services, our subsidiaries financed the purchase price through a draw down of approximately $57.0 million under our revolving (asset-based lending) facility, which we refer to as our “ABL facility”.  Certain funds are being held in escrow in support of the sellers’ representations, warranties and covenants and regulatory compliance matters.  We expect that the final valuation of the acquired assets and liabilities will be completed by fiscal year end.

Our Separation from Alberto-Culver

On November 16, 2006, we separated from Alberto-Culver, pursuant to an investment agreement, dated as of June 19, 2006, as amended, among us, Alberto-Culver, CDRS Acquisition LLC, which we refer to as “CDRS” and others.  See our registration statement, on Form S-4/A, as filed with the Securities and Exchange Commission on July 26, 2007 for additional information about our separation from Alberto-Culver.

Other Significant Items

Share-Based Payments

Prior to November 16, 2006, we were a subsidiary of Alberto-Culver and had no stock option plans of our own; however, certain of our employees had been granted stock options under stock option plans of Alberto-Culver.  In connection with the separation from Alberto-Culver, the transaction constituted a change in control for purposes of Alberto-Culver’s stock option and stock award plans.  As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by our employees, became fully vested upon completion of the transactions on November 16, 2006.  During the nine months ended June 30, 2007, we recorded a charge equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods had these stock options and restricted shares for our employees vested over the original vesting periods. Upon completion of the transaction separating us from Alberto-Culver, all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of Sally Beauty’s common stock.

Since November 16, 2006, we have been a subsidiary of Sally Beauty and have had no share based plans of our own; however, certain employees have been granted stock options and share awards under the plans of Sally Beauty.  As a result of the separation, the Employee Stock Option Plan of 2003, the 2003 Stock Option Plan for Non-Employee Directors and the 2003 Restricted Stock Plan that were previously plans of Alberto-Culver became plans of Sally Beauty.

During the third quarters of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses, for share-based payment arrangements was $3.8 million, which included $2.3 million of accelerated expense related to certain of our employees who are currently retirement eligible and eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan, and $1.0 million, respectively, and the total income tax benefit recognized in the income statement from these plans was $1.5 million and $0.3 million, respectively.  During the first nine months of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses for share-based payment arrangements was $10.0 million and $4.1 million, respectively and the total income tax benefit recognized in the income statement from these plans was $3.9 million and $1.4 million, respectively.

Results of Operations

The following table shows the results of operations of our business for the three and nine months ended June 30, 2007 and 2006, expressed as a percentage of net sales for the respective periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	54.2%	53.9%	54.2%	54.0%
Gross profit	45.8%	46.1%	45.8%	46.0%
Total other costs and expenses	36.3%	42.3%	37.2%	38.7%
Operating earnings	9.5%	3.8%	8.6%	7.3%
Interest expense, net	5.8%	0.0%	5.3%	0.0%
Earnings before provision for income taxes	3.7%	3.8%	3.3%	7.3%
Provision for income taxes	1.4%	1.3%	1.7%	2.8%
Net earnings	2.3%	2.5%	1.6%	4.5%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Sally Beauty Supply	$402,920	$356,975	$1,156,684	$1,060,015
Beauty Systems Group	231,960	242,559	717,351	706,975
	$634,880	$599,534	$1,874,035	$1,766,990
Gross Profit	$290,887	$276,407	$858,397	$813,234
Gross profit margin	45.8%	46.1%	45.8%	46.0%
Selling, general and administrative expenses	$219,646	$202,487	$642,042	$595,356

Operating earnings:
Sally Beauty Supply	$67,070	$59,169	$201,825	$179,670
Beauty Systems Group	15,391	24,865	48,168	69,265
Segment operating earnings	82,461	84,034	249,993	248,935
Unallocated corporate and shared costs	(21,985)	(19,528)	(64,218)	(59,145)
Sales based service fee charged by Alberto-Culver	—	(7,151)	(3,779)	(21,568)
Transaction expenses	(18)	(34,532)	(21,502)	(39,275)
Operating earnings	60,458	22,823	160,494	128,947
Interest expense, net of interest income	(36,832)	197	(98,882)	(295)
Earnings before provision for income taxes	$23,626	$23,020	$61,612	$128,652
Segment operating earnings margin:
Sally Beauty Supply	16.6%	16.6%	17.4%	16.9%
Beauty Systems Group	6.6%	10.3%	6.7%	9.8%
Consolidated operating earnings margin	9.5%	3.7%	8.6%	7.3%

Number of retail stores (end-of-period):
Sally Beauty Supply
Company-owned stores			2,652	2,494
Franchise stores			24	—
Total Sally Beauty Supply			2,676	2,494
Beauty Systems Group
Company-owned stores			689	661
Franchise stores			171	163
Total Beauty Systems Group			860	824
Total			3,536	3,318

Comparable store sales growth (1)
Sally Beauty Supply	3.4%	1.0%	2.8%	2.2%
Beauty Systems Group	9.2%	5.6%	10.1%	2.9%
Consolidated	4.8%	2.1%	4.5%	2.4%

(1)          Comparable stores are defined as company-owned stores that have been open for at least 14 months as of the last day of a month.

Description of Revenues and Expenses

Net Sales.  Our net sales consist primarily of the following:

•                  Sally Beauty Supply. Sally Beauty Supply generates net sales primarily by selling products through its stores to both professional and retail customers.  Sally Beauty Supply sells hair care, hair color, skin and nail care products, electrical appliances and other beauty related accessories.  Because nearly 40% of our U.S. Sally Beauty Supply revenues come from private or control label brands, most of these same products are generally not sold in most other retail stores and are not sold in our BSG business.  Various factors influence Sally Beauty Supply’s net sales including local competition, product assortment and availability, price, hours of operation and marketing and promotional activity. Sally Beauty Supply’s product assortment and sales are generally not seasonal in nature.

•                  Beauty Systems Group. BSG generates net sales by selling products to salon professionals and independent stylists through company-owned and franchised stores, as well as through its network of professional distributor sales consultants.  BSG sells hair care, hair color products, skin and nail care products, electrical appliances and other beauty related accessories.  These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty Supply stores.  Various factors influence BSG’s net sales, including product breadth and availability, competitive activity, relationships with suppliers, new product introductions and price. BSG’s product assortment and sales are not seasonal in nature.

Cost of Products Sold and Distribution Expenses.  Cost of products sold and distribution expenses consist of the cost to purchase merchandise from suppliers, less rebates and allowances, and certain overhead expenses including purchasing costs, freight from distribution centers to stores and handling costs in the distribution centers.  Cost of products sold and distribution expenses are also affected by inventory shrinkage, which represents products that are lost, stolen or damaged.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of share-based compensation, store personnel costs, commissions paid to professional distributor sales consultants, benefits, utilities, property maintenance, advertising, rent, insurance, freight and distribution expenses for delivery to customers and corporate administrative costs.

Sales-based Service Fee.   Prior to the separation from Alberto-Culver, we were charged a sales-based service fee under the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver.  Following the separation from Alberto-Culver, the arrangements giving rise to this fee from Alberto-Culver were terminated and the related charges have ceased.  We believe that had we been a stand-alone company, we would have not incurred a comparable expense.

Transaction Expenses.  For the fiscal year 2007, transaction expenses are costs associated with the separation from Alberto-Culver and are primarily payments to Alberto-Culver as defined in the separation agreements.  In addition, we recognized severance costs for two executives and certain professional fees related to the separation from Alberto-Culver.  For fiscal year 2006, transaction expenses are related to the termination of the agreement with Regis Corporation, which we refer to as “Regis,” that called for us to merge with a subsidiary of Regis in a tax-free transaction.  This proposed transaction was terminated in April 2006 and we expensed approximately $41.5 million ($27.2 million after taxes) in fees associated with the termination.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

Net Sales

Consolidated net sales increased $35.4 million, or 5.9%, to $634.9 million for the three months ended June 30, 2007 compared to $599.5 million for the same period in 2006.  This increase was primarily the result of comparable store sales growth of 4.8% and the acquisitions of Salon Success, a U.K based distributor of professional beauty products, and Salon Services.  Salon Success contributed an incremental $5.0 million of revenue and Salon Services contributed $25.9 million of revenue during the three months ended June 30, 2007. We acquired Salon Success during the third quarter of fiscal 2006 and Salon Services during the second quarter of fiscal 2007.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $45.9 million, or 12.9%, to $402.9 million for the three months ended June 30, 2007 compared to $357.0 million for the same period in 2006. Net sales increased primarily due to a 7.3% increase resulting from the Salon Services acquisition, which contributed $25.9 million of revenue during the three months ended June 30, 2007.  Revenues also increased due to 83 net new stores opened during the last twelve months (July, 2006 through June, 2007, excluding acquisitions) and from a comparable store sales growth of 3.4%.

Beauty Systems Group.  Net sales for BSG decreased $10.6 million, or 4.4%, to $232.0 million for the three months ended June 30, 2007 compared to $242.6 million for the same period in 2006.  Net sales of our U.S. operations decreased due to a decline of 31.3% in sales by BSG professional distributor sales consultants, caused primarily by the loss of L’Oreal revenue, partially offset by revenue increases with other suppliers.  BSG also experienced a decline in sales at its franchised-based business.  These declines were mostly offset by comparable store sales growth of 9.2% and an incremental $5.0 million of revenues from the acquisition of Salon Success.  Sales for third fiscal quarter of 2007 were impacted by changes in the L’Oreal distribution agreement, resulting in the loss of approximately $30.0 million in sales of L’Oreal products compared to the same months in fiscal 2006.

Gross Profit

Consolidated gross profit increased $14.5 million, or 5.2%, to $290.9 million for the three months ended June 30, 2007 compared to $276.4 million for the same period in 2006. Consolidated gross profit, as a percentage of net sales, was 45.8% for the three months ended June 30, 2007 compared to 46.1% for the prior year period.  Gross profit margins were down 30 basis points during the third fiscal quarter of 2007 as compared to the same period in 2006 due to higher gross profit margins from Sally Beauty Supply offset by lower gross profit margins from BSG.  Gross profit margins for Sally Beauty Supply were helped, in part, by a continued increase in sales of private label products.  Gross profit margins for BSG were hurt, in part, by margin pressure on certain products and replacing L’Oreal product sales with other products at lower margins.  BSG’s loss of store exclusivity in the distribution of L’Oreal products is anticipated to result in sustained margin pressure on all L’Oreal products sold through its store network. BSG gross margins during the third quarter of 2007 included margin pressures at BSG’s franchise-based business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $17.1 million, or 8.5%, to $219.6 million for the three months ended June 30, 2007 compared to $202.5 million for the same period in 2006.  These expenses, as a percentage of net sales, were 34.6% for the three months ended June 30, 2007 compared to 33.8% for the prior year period.  The increase in expense is partly attributable to selling and administrative expenses associated with the unit growth of the Sally Beauty Supply and BSG businesses, $2.7 million in non-recurring costs associated with the realignment, right-sizing and retention incentives of our BSG business (based upon acquisition integration and previously-disclosed changes in its L’Oreal contract); acquisitions and an incremental expense for legal, audit and professional fees primarily due to expenses as a new public company.  Additionally, selling, general and administrative expenses for the third quarter of 2007 also included $3.7 million of share-based compensation expense, which includes $2.3 million of accelerated expenses related to certain employees who are currently retirement eligible and eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus

Incentive Plan, compared to $1.0 million of share-based compensation expense in the third quarter of 2006.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged to us by Alberto-Culver declined to $0.0 million for the three months ended June 30, 2007 from $7.2 million for the three months ended June 30, 2006 due to the cancellation of the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver which we entered into in connection with the separation from Alberto-Culver.

Transaction Expenses

We recorded minimal expenses related to the transaction separating us from Alberto-Culver for the three months ended June 30, 2007.  During the three months ended June 30, 2006, we recorded $34.5 million in expenses related to the termination of the agreement with Regis that called for us to merge with a subsidiary of Regis in a tax-free transaction.

Operating Earnings

Consolidated operating earnings increased by $37.7 million, or 165.4%, to $60.5 million for the three months ended June 30, 2007 compared to $22.8 million for the same period in 2006. Operating earnings, as a percentage of net sales, were 9.5% for the three months ended June 30, 2007 compared to 3.8% for the same period in 2006.  The increase in consolidated operating earnings was primarily due to the expenses incurred as a result of the terminated transaction with Regis in 2006 and the elimination of service fees charged by Alberto-Culver due to the separation in 2007.  We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating earnings of Sally Beauty Supply and BSG discussed below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $7.9 million, or 13.4%, to $67.1 million for the three months ended June 30, 2007 compared to $59.2 million for the same period in 2006. Segment operating earnings, as a percentage of net sales, was 16.6% for the three months ended June 30, 2007 compared to 16.6% for the same period in 2006.  Sally Beauty Supply operating earnings were positively impacted by growth in the number of stores as well as a gross margin improvement caused by a continued shift in product and customer mix partially offset by additional international revenue at lower operating margins.

Beauty Systems Group.  BSG’s segment operating earnings decreased $9.5 million, or 38.1%, to $15.4 million for the three months ended June 30, 2007 compared to $24.9 million for the same period in 2006, in part, due to an increase in selling, general and administrative expenses, while also experiencing lower gross profit margins on a slight decrease in sales volume.  Gross profit margins declined partially as a result of a change in the mix of products sold.  BSG also experienced gross margin declines in certain products as well as a decline in the profitability of its franchise-based business during the quarter.  In addition, BSG incurred $2.3 million of additional expenses related to the retention of its professional distributor sales consultants, and $0.4 million related to the realignment of the BSG sales force and the closure of a warehouse during the third quarter of fiscal 2007.  Segment operating earnings, as a percentage of net sales, was 6.6% for the three months ended June 30, 2007 compared to 10.3% for the same period in 2006.

Net Interest Expense

Interest expense, net of interest income, was $36.8 million and ($0.2) million for the three months ended June 30, 2007 and 2006, respectively.  The increase in interest expense was primarily attributable to the interest associated with the new debt incurred on November 16, 2006.  The interest expense was partially offset by interest income of $0.1 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively.  Interest expense includes a marked to market fair value income adjustment for interest rate swaps of $4.0 million for the three months ended June 30, 2007.

Provision for Income Taxes

Provision for income taxes was $9.0 million during the three months ended June 30, 2007 compared to $8.5 million for the same period of 2006.   Income taxes for interim periods are included in the accompanying financial statements on the basis of an estimated annual effective rate.  In determining the estimated annual effective tax rate, we have excluded the tax effect of one-time charges related to the separation from Alberto-Culver.  The current estimated annual effective tax rate excluding these charges is 36.9% for 2007 compared to 38.2% for 2006.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $0.1 million, or 0.7%, to $14.7 million for the three months ended June 30, 2007 compared to $14.6 million for the same period in 2006. Net earnings, as a percentage of net sales, were 2.3% for the three months ended June 30, 2007 compared to 2.5% for the three months ended June 30, 2006.  Net earnings were reduced as a result of the expenses related to the transaction separating us from Alberto-Culver and increased interest expense associated with the debt incurred.

Comparison of the Nine Months Ended June 30, 2007 and 2006

Net Sales

Consolidated net sales increased $107.0 million, or 6.1%, to $1,874.0 million for the nine months ended June 30, 2007 compared to $1,767.0 million for the same period in 2006.  This increase was primarily the result of comparable store sales growth of 4.5% and the acquisition of Salon Success and Salon Services.  Salon Success contributed an incremental $20.7 million of revenue and Salon Services contributed $39.4 million of revenue during the nine months ended June 30, 2007. We acquired Salon Success during the third quarter of 2006 and Salon Services during the second quarter of 2007.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $96.7 million, or 9.1%, to $1,156.7 million for the nine months ended June 30, 2007 compared to $1,060.0 million for the same period in 2006. Net sales increased primarily due to a 3.7% increase resulting from the Salon Services acquisition, which contributed $39.4 million of revenue during the nine months ended June 30, 2007, the opening of 83 net new stores over the last twelve months (July, 2006 through June, 2007, excluding acquisitions) and a comparable store sales growth of 2.8%, which includes a decline in same store number of transactions.

Beauty Systems Group.  Net sales for BSG increased $10.4 million, or 1.5%, to $717.4 million for the nine months ended June 30, 2007 compared to $707.0 million for the same period in 2006.  Net sales increased due to a comparable store sales growth of 10.1% and an incremental $20.7 million of revenues from the acquisition of Salon Success.  The BSG same store sales increases were partially offset by a decline of 19.2% in sales by BSG professional distributor sales consultants, caused primarily by the loss of L’Oreal revenue, offset by revenue increases with other suppliers.  BSG also experienced a decline in sales at its franchised-based business.

Gross Profit

Consolidated gross profit increased $45.2 million, or 5.6%, to $858.4 million for the nine months ended June 30, 2007 compared to $813.2 million for the same period in 2006. Consolidated gross profit, as a percentage of net sales, was 45.8% for the nine months ended June 30, 2007 compared to 46.0% for the prior year period.  Gross profit margins declined slightly during the first nine months of 2007 due to lower gross profit margins at BSG, partially offset by higher gross profit margins at Sally Beauty Supply.  Gross profit margins for Sally Beauty Supply increased, in part, because of a continued increase in sales of higher margin private label products and higher margin customer mix.  Gross profit margins for BSG declined, in part, because of the loss of L’Oreal revenues being partially replaced with lower margin product sales and lower margins on certain products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $46.6 million, or 7.8%, to $642.0 million for the nine months ended June 30, 2007 compared to $595.4 million for the same period in 2006.  These expenses, as a percentage of net sales, were 34.3% for the nine months ended June 30, 2007 compared to 33.7% for the prior year period. The increase in expense is partly attributable to selling and administrative costs associated with the unit growth of the Sally Beauty Supply and BSG businesses, costs associated with the realignment of our BSG business, acquisitions, and additional expenses at our corporate support center.  Additionally, selling, general and administrative expenses for the first nine months of fiscal 2007 includes $10.0 million of share-based compensation expense, including $2.3 million of accelerated expenses related to certain employees who are currently retirement eligible and eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan and $5.3 million of expenses related to early vesting of equity awards as a result of the separation transaction from the Alberto-Culver Company, compared to $4.1 million for the first nine months of fiscal 2006.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged to us by Alberto-Culver declined to $3.8 million for the nine months ended June 30, 2007 from $21.6 million for the nine months ended June 30, 2006 due to the cancellation of the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver which we entered into in connection with the separation from Alberto-Culver.

Transaction Expenses

We recorded $21.5 million in expenses related to the transaction separating us from Alberto-Culver for the nine months ended June 30, 2007.  The expenses were for fees allocated to us by Alberto-Culver and for the severance payments to Mr. Renzulli, former Chairman of Sally Holdings, Inc, as called for in the separation agreement from Alberto-Culver, of approximately $20.0 million, as well as severance payments to Mr. Robinson, former Chief Financial Officer and Treasurer, prior to his retirement, of approximately $0.9 million, and for other professional fees.  During the nine months ended June 30, 2006, we recorded $39.3 million in expenses related to the terminated transaction with Regis.

Operating Earnings

Consolidated operating earnings increased by $31.6 million, or 24.5%, to $160.5 million for the nine months ended June 30, 2007 compared to $128.9 million for the same period in 2006. Operating earnings, as a percentage of net sales, were 8.6% for the nine months ended June 30, 2007 compared to 7.3% for the same period in 2006.  The increase in consolidated operating earnings was primarily due to the expenses incurred as a result of the transaction separating us from Alberto-Culver being less than the expenses we recognized in 2006 related to the proposed but terminated Regis transaction.  We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating earnings of Sally Beauty Supply and BSG discussed below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $22.1 million, or 12.3%, to $201.8 million for the nine months ended June 30, 2007 compared to $179.7 million for the same period in 2006. Segment operating earnings, as a percentage of net sales, was 17.4% for the nine months ended June 30, 2007 compared to 16.9% for the same period in 2006.  Sally Beauty Supply operating earnings were positively impacted by growth in the number of stores as well as a gross margin improvement caused by a continued shift toward higher margin retail customers and higher margin private label products.

Beauty Systems Group.  BSG’s segment operating earnings decreased $21.1 million, or 30.4%, to $48.2 million for the nine months ended June 30, 2007 compared to $69.3 million for the same period in 2006, in part, due to an increase in selling, general and administrative expenses, while also experiencing slightly lower gross profit margins on an increased sales volume.  Gross profit margins declined primarily as a result of a higher level of sales volume in a particular channel that traditionally has carried low margins, the loss of L’Oreal related revenue being partially replaced with lower margin products, and gross margin declines in certain products.  BSG’s franchise-based business also experienced a decline in profitability for the nine months ended June 30, 2007.  In addition, BSG incurred approximately $5.8 million of expenses related to the closure of a warehouse and expenses related to the realignment of the BSG sales force, which includes $3.4 million related to the retention of its professional distributor sales consultants during the first three quarters of fiscal 2007.  Segment operating earnings, as a percentage of net sales, was 6.7% for the nine months ended June 30, 2007 compared to 9.8% for the same period in 2006.

Net Interest Expense

Interest expense, net of interest income, was $98.9 million and $0.3 million for the nine months ended June 30, 2007 and 2006, respectively.  The increase in interest expense was primarily attributable to the interest associated with the new debt incurred on November 16, 2006.  The interest expense was partially offset by interest income of $1.5 million and $1.0 million for the nine months ended June 30, 2007 and 2006, respectively.  Interest expense includes a marked to market fair value income adjustment for interest rate swaps of $3.3 million for the nine months ended June 30, 2007.

Provision for Income Taxes

Provision for income taxes was $31.0 million during the nine months ended June 30, 2007 compared to $49.1 million for the same period of 2006.   Income taxes for interim periods are included in the accompanying financial statements on the basis of an estimated annual effective rate.  In determining the estimated annual effective tax rate, we have excluded the tax effect of one-time charges related to the separation from Alberto-Culver.  The estimated annual effective tax rate excluding these charges is 36.9% for 2007 compared to 38.2% for 2006.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $48.9 million, or 61.5%, to $30.6 million for the nine months ended June 30, 2007 compared to $79.5 million for the same period in 2006. Net earnings, as a percentage of net sales, were 1.6% for the nine months ended June 30, 2007 compared to 4.5% for the nine months ended June 30, 2006.  Net earnings were reduced as a result of the expenses related to the transaction separating us from Alberto-Culver and increased interest expense associated with the debt incurred.

Financial Condition

June 30, 2007 Compared to September 30, 2006

Working capital (current assets less current liabilities) at June 30, 2007 was $360.7 million compared to $479.1 million at September 30, 2006, representing a decrease of $118.4 million.  The resulting ratio of current assets to current liabilities was 2.10 to 1.00 at June 30, 2007 compared to 2.65 to 1.00 at September 30, 2006.  The decrease in working capital was impacted as current assets declined while current liabilities increased.  Current assets were impacted by a $78.2 million reduction in cash associated with the payment of fees and the transfer of cash to Alberto-Culver in connection with the separation and an $8.4 million decline in inventory levels, offset by an increase in the prepayment of certain expenses.  The increase in current liabilities was primarily impacted by the addition of the current maturities of long-term debt, which are amounts due over the next twelve months, incurred on November 16, 2006 or approximately $16.7 million, and $17.1 million of interest that has been accrued at June 30, 2007.  These increases, along with an increase in taxes, which had previously been paid by Alberto-Culver, exceeded a reduction in accounts payable, having been impacted by the decline in inventory purchases.   A reduction in working capital is part of the Company’s business strategy to minimize the amount of capital employed in the business while maximizing the related operating profits.

Other assets at June 30, 2007 were $65.6 million compared to $7.9 million at September 30, 2006, representing an increase of $57.7 million.  This increase was primarily due to the costs associated with the debt, which will be amortized as interest expense over the term of the debt.

Goodwill at June 30, 2007 increased by $44.1 million to $408.8 million compared to $364.7 million at September 30, 2006 primarily as a result of the acquisition in the United Kingdom and a smaller acquisition in Ireland.

Accrued expenses increased by $22.4 million to $136.5 million at June 30, 2007 compared to $114.1 million at September 30, 2006.  This increase was a result of $17.1 million of interest expense related to the new debt incurred on November 16, 2006 and $13.4 million for health and worker’s compensation insurance previously provided by Alberto-Culver, offset by $9.3 million of payments against various incentive and benefit plans and adjustments to various incentive plans.

Total member’s / stockholder’s (deficit) equity decreased mainly as a result of the distribution to Sally Beauty of $1,809.7 million, which enabled Sally Beauty to pay a special dividend payment of approximately $2,342.1 million called for under the separation agreement from Alberto-Culver.  In addition, we paid $39.5 million to Alberto-Culver as a result of settlement of the inter-company agreement.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives.  Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

Our primary source of cash over the past three years has been from funds provided by operating activities and, for the nine months ended June 30, 2007, from borrowings.  The primary uses of cash during the past three years were for acquisitions and capital expenditures and, for the nine months ended June 30, 2007, for the cash dividend paid in connection with our separation from Alberto-Culver.  The following table shows our sources and uses of cash for the nine months ended June 30, 2007 and 2006 (in thousands):

	Nine Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$128,653	$110,047
Net cash used by investing activities	(97,622)	(43,380)
Net cash used by financing activities	(107,093)	(27,962)
Effect of foreign exchange rate changes	830	(289)
Net (decrease) increase in cash and cash equivalents	$(75,232)	$38,416

Net Cash Provided by Operating Activities

Net cash provided by operating activities in the nine months ended June 30, 2007 increased by $18.7 million to $128.7 million compared to $110.0 million during the nine months ended June 30, 2006.  The increase was primarily due to a reduction in cash used for inventory as we reduced our inventory levels, partially offset by less net income due to transaction expenses and payments against tax liabilities.  These tax liabilities were paid by Alberto-Culver in 2006 and were included in the inter-company account.  Operating cash also increased due to the timing of collections from customers and vendors, offset by prepayments of insurance as we assumed responsibility from Alberto-Culver for liability and worker’s compensation coverage.

Net Cash Used by Investing Activities

Net cash used by investing activities in the nine months ended June 30, 2007 increased by $54.2 million to $97.6 million compared to $43.4 million in the nine months ended June 30, 2006, primarily due to capital expenditures for new stores and remodels and the acquisition of Salon Services.  During the third quarter of fiscal 2007, capital expenditures include $7.6 million paid to exercise an operating lease purchase option of a warehouse building that was subsequently sold for $8.0 million, which proceeds are included in the proceeds from sale of property and equipment.

Net Cash Used by Financing Activities

Net cash used by financing activities in the nine months ended June 30, 2007 increased by $79.1 million to $107.1 million compared to $28.0 million during the nine months ended June 30, 2006, primarily due to distributions to Alberto-Culver and costs associated with the separation from Alberto-Culver, including debt issuance costs and distribution to Sally Beauty to pay the cash dividend, offset by proceeds from issuance of debt.

Liquidity Following our Separation from Alberto-Culver

In connection with our separation from Alberto-Culver, we, (a) entered into senior secured term loan facilities (which we refer to as senior term loans) under which we borrowed approximately $1,070.0 million at closing, (b) issued approximately $430.0 million principal amount of senior notes and $280.0 million principal amount of senior subordinated notes (which we refer to as the Notes) and (c) entered into a $400.0 million asset-backed senior secured loan facility (which we refer to as the ABL facility), subject to borrowing base limitations, of which approximately $70.0 million was drawn at closing.  We incurred aggregate indebtedness in connection with the transactions of approximately $1,850.0 million.  Proceeds from this new debt and the $575.0 million equity investment by CD&R Parallel Fund VI, L.P., which we refer to as the “CDR investors,” into Sally Beauty were used to pay a $25.00 per share cash dividend to holders of record of Alberto-Culver shares as of the record date for the separation transaction.  See our registration statement, on Form S-4/A, as filed with the Securities and Exchange Commission on July 26, 2007, and “Risk Factors—Risks Relating to Our Substantial Indebtedness,” in Part II, Item 1A. of this report for additional information about the separation from Alberto-Culver.

Following the completion of our separation from Alberto-Culver, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred in connection with the transactions and from funding the costs of operations, working capital and capital expenditures. Ongoing liquidity needs are expected to be funded by net cash provided by operating activities and borrowings under the ABL facility. The ABL facility provides for senior secured revolving loans up to a maximum aggregate principal amount of $400.0 million, subject to borrowing base limitations.  Extensions of credit under the ABL facility are limited by a borrowing base calculated periodically based upon specified percentages of the value of eligible inventory and eligible accounts receivables, subject to certain reserves and other adjustments.  Our ability to obtain liquidity from the issuance of additional public or private equity is severely limited until at least two years have passed from the completion of our separation from Alberto-Culver because issuance of Sally Beauty common stock may cause the Alberto-Culver share distribution to be taxable to Sally Beauty and its stockholders under Section 355(e) of the Internal Revenue Code.   See “Risk Factors-Risks Relating to the Tax Treatment of our Separation from Alberto-Culver and Relating to Our Largest Stockholder,” in Part II, Item 1A. of this report.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.  For instance, the agreements governing our senior term loans contain covenants that, among other things, restrict our and our subsidiaries’ ability to:

•    dispose of assets;

•    incur additional indebtedness (including guarantees of additional indebtedness);

•    pay dividends, repurchase stock or make other distributions;

•    make voluntary prepayments on the Notes or make amendments to the terms thereof;

•    prepay certain other debt or amend specific debt agreements;

•    create liens on assets;

•    make investments (including joint ventures);

•    engage in mergers, consolidations or sales of all or substantially all of our assets;

•    engage in certain transactions with affiliates; and

•    permit restrictions on our subsidiaries ability to pay dividends.

The indentures governing the senior notes and senior subordinated notes also contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•    dispose of assets;

•    incur additional indebtedness (including guarantees of additional indebtedness);

•    pay dividends, repurchase stock or make other distributions;

•    prepay subordinated debt;

•    create liens on assets (which, in the case of the senior subordinated notes, would be limited in applicability to liens securing pari passu or subordinated indebtedness);

•    make investments (including joint ventures);

•    engage in mergers, consolidations or sales of all or substantially all of our assets;

•    engage in certain transactions with affiliates; and

• permit restrictions on our subsidiaries ability to pay dividends.

The ABL facility contains covenants that, among other things, restrict our and our subsidiaries’ ability to:

•    change our line of business;

•    engage in certain mergers, consolidations and transfers of all or substantially all of our assets;

•    make certain dividends, stock repurchases and other distributions;

•    make acquisitions of all of the business or assets of, or stock representing beneficial ownership of, any person;

•    dispose of certain assets;

•    make voluntary prepayments on the Notes or make amendments to the terms thereof;

•    prepay certain other debt or amend specific debt agreements;

•    change our fiscal year or the fiscal year of our direct parent; and

•    create or incur negative pledges.

The agreements governing the senior secured term loan facilities contain a covenant requiring us and our subsidiaries to comply with maximum consolidated secured leverage ratio levels, which will decline over time.  The consolidated secured leverage ratio will be tested quarterly, with a maximum ratio of 5.25 for the four quarter period ending June 30, 2007.  The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA, as defined in the agreement governing the senior term loan facility.

The ABL facility contains a covenant requiring us and our subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 when availability under the ABL facility falls below $40.0 million. The fixed-charge coverage ratio is defined as the ratio of (A) EBITDA (as defined in the ABL facility, or “Credit Agreement EBITDA”), less unfinanced capital expenditures to (B) fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL facility). The ABL facility uses fixed amounts for Credit Agreement EBITDA for periods preceding our separation from Alberto-Culver.

For purposes of calculating either the consolidated secured leverage ratio or the fixed-charge coverage ratio, Consolidated EBITDA and Credit Agreement EBITDA are measured on a last-four-quarters basis. Accordingly, the calculation can be disproportionately affected by a particularly strong or weak quarter and may not be comparable to the measure for any previous or subsequent four-quarter period.

Failure to comply with the consolidated secured leverage ratio covenant under the senior secured term loan facilities would result in a default under such facilities. Failure to comply with the fixed-charge coverage ratio covenant (if and when applicable) under the ABL facility would result in a default under such facility. Either such a default could also result in a default under the other facility or facilities, as the case may be, and the notes. Absent a waiver or an amendment from our lenders and note holders, such defaults could permit the acceleration of all indebtedness under the ABL facility, senior secured term loan facilities and the notes, which would have a material adverse effect on our results of operations, financial position and cash flows.

Consolidated EBITDA and Credit Agreement EBITDA are not recognized measurements under accounting principles generally accepted in the United States of America, or “GAAP,” and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net income, operating income or operating cash flow. In addition, because other companies may calculate EBITDA differently, Consolidated EBITDA and Credit Agreement EBITDA likely will not be comparable to EBITDA or similarly titled measures reported by other companies.

We believe that we are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.  Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.  See “Risk Factors—Risks Relating to Our Substantial Indebtedness” in Part II of Item 1A. of this report.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance capital expenditures, excluding acquisitions, over the next twelve months. However, our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, capital markets, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under the ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, restrictions on Sally Beauty’s ability to issue public or private equity for at least two years after our separation from Alberto-Culver, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions.  See “Risk Factors” in Part II, Item 1A. of this report.

Our ability to pay obligations and expenses will be subject to our operating results, cash requirements and financial condition and our compliance with covenants and financial ratios related to our existing or future indebtedness. See “Risk Factors—Risks Relating to Our Substantial Indebtedness,” in Part II, Item 1A. of this report.

Contractual Obligations

Our contractual cash obligations have substantially changed as a result of the transaction separating us from Alberto-Culver. Under the terms of the investment agreement entered into in connection with our separation from Alberto-Culver, we incurred approximately $1.85 billion of new debt. We have material contractual cash obligations related to the principal and interest payments for this new debt.  See “Note 4” of the condensed notes to consolidated financial statements included elsewhere in this report for further detail on the debt and future minimum payments.  On November 24, 2006, the Company entered into interest rate swaps to manage our risk associated with changing interest rates.  See “Note 5” of the condensed notes to consolidated financial statements included elsewhere in this report for further information on the interest rate swaps and see Part II, Item 1A. “Risk Factors” of this report, for risks associated with the interest rate swaps.

Off-Balance Sheet Financing Arrangements

At June 30, 2007 and 2006, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as well as outstanding letters of credit related to inventory purchases, which totaled $2.6 million and $1.4 million, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements.  Actual results may differ from these estimates. We believe these estimates and assumptions are reasonable.  We consider accounting policies to be critical when they require us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when different estimates that our management reasonably could have used have a material effect on the presentation of our financial condition, changes in financial condition or results of operations.

Our critical accounting policies relate to the valuation of inventories, vendor allowances, income taxes and share-based payments.

Valuation of Inventories

When necessary, we provide allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Inventories are stated at the lower of cost (first in, first out method) or market (net realizable value). Estimates of the future demand for our products and changes in stock-keeping units are some of the key factors used by our management in assessing the net realizable value of inventories. We estimate inventory shrinkage based on historical experience.  Actual results differing from these estimates could significantly affect our inventories and cost of products sold and distribution expenses.

Vendor Allowances

We account for cash consideration received from vendors under Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which we refer to as “EITF 02-16.”  EITF 02-16 states that cash consideration received by a customer is presumed to be a reduction of the cost of sales unless it is for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products.  The majority of cash consideration we receive is considered to be a reduction of the cost of sales and is allocated to cost of products sold and distribution expenses as the related inventory is sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the statements of earnings. We record cash consideration expected to be received from vendors in other receivables.  These receivables are recorded at the amount we believe will be collected based on the provisions of the programs in place and are computed by estimating the point in time that we have completed our performance under the agreements and the amounts earned.  These receivables could be significantly affected if actual results differ from management’s expectations.

Income Taxes

We record tax provisions in our consolidated financial statements based on an estimation of current income tax liabilities.  The development of these provisions requires judgments about tax issues, potential outcomes and timing. If we prevail in tax matters for which provisions have been established or are required to settle matters in excess of established provisions, our effective tax rate for a particular period could be significantly affected.

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. We believe that it is more likely than not that results of future operations will generate sufficient taxable income to realize our deferred tax assets, net of the valuation allowance currently recorded. In the future, if we determine that certain deferred tax assets will not be realizable, the related adjustments could significantly affect our effective tax rate at that time.

We have entered into a tax sharing agreement with Sally Beauty pursuant to which Sally Beauty has agreed to cause each of its subsidiaries that are eligible to be a member of the relevant combined tax group to join in filing a combined tax return with respect to each jurisdiction for all tax years for which such subsidiary is eligible to do so under the applicable tax law and Sally Beauty shall make all payments to the applicable taxing authority of all combined taxes that the relevant combined tax group is required to pay.

Where allowed by current tax law, we are included in the consolidated income tax returns filed by Sally Beauty, yet our provision for income taxes is recorded on the basis of filing a separate income tax return.  Income taxes currently payable or receivable under the consolidated income tax returns are paid to or received from Sally Beauty.

We are currently in the process of reconciling all tax balances transferred from Alberto-Culver and expect to complete the process in the fourth quarter of fiscal 2007.  To date, we have not identified any necessary reconciling adjustments.

Share-Based Payments

Effective October 1, 2005, we adopted SFAS 123 (Revised 2004), Share-Based Payment ‘SFAS 123 (R).’ to account for stock options and stock awards, using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants and stock awards beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. We estimate expected volatility by using the industry sector that Sally Beauty belongs to for the expected volatility of Sally Beauty’s share price since it is not practicable to estimate due to Sally Beauty’s lack of history.  The risk-free interest rate is based on the zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options.  The dividend yield represents Sally Beauty’s anticipated cash dividend over the expected life of the stock options.  The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use historical forfeiture experience as a basis for this estimate.  Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. We have based all these estimates on the assumptions made by Sally Beauty as of June 30, 2007.  Our estimates for future periods may be based on different assumptions and accordingly may differ.

Related Party Transaction

On January 1, 2007, we entered into an agreement with Sally Beauty under which we agreed to provide certain general and administrative services to Sally Beauty including accounting, finance, payroll, legal and tax sharing services. The cost of these services, which were based on a percentage of certain key employees’ salaries and benefits, is approximately $88,000 per month.  The cost of these services may not necessarily be indicative of the costs which would be incurred by us as an independent stand alone entity.  The cost of these services to Sally Beauty was $0.5 million for the nine months ended June 30, 2007.

We have entered into a tax sharing agreement and we file consolidated tax returns with our parent, Sally Beauty.  See “Income Taxes” in Part I, Item 2 of this report for further information.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which we refer to as “FIN 48.” FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which we refer to as “SFAS 157,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007.  We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which we refer to as “SAB 108,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115,” which we refer to as “SFAS 159.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. Fluctuations in U.S. dollar exchange rates within the range of the rates for the nine months ended June 30, 2007 and 2006 did not have a material effect on our financial condition and results of operations.  We do not use derivative financial instruments to manage foreign currency exchange rate risk.

Interest rate risk

As a result of the debt financing incurred in connection with our separation from Alberto-Culver, we are subject to interest rate market risk in connection with our long-term debt.  The principal interest rate exposure relates to amounts borrowed under our senior secured term loan facilities and ABL facility. We incurred approximately $1.14 billion of indebtedness with variable interest rates under our senior term loan facility and ABL facility at the time of our separation from Alberto-Culver.  A change in the estimated interest rate on the $1.10 billion of current borrowings under the senior secured term loan facilities and the ABL facility up or down by 1/8% will increase or decrease earnings before provision for income taxes by approximately $1.4 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

We are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, the agreements underlying our senior secured term loan facilities require that we and/or certain of our other subsidiaries hedge a portion of our floating interest rate exposure for a specified period.

On November 24, 2006, we entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million, respectively.  These agreements expire on November 24, 2008 and 2009, respectively.  The agreements allow us to convert a portion of our variable rate interest to a fixed rate of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%), respectively.   As discussed in Part II, “Item 1A. Risk Factors”, changes in the fair value of these interest rate swap agreements driven by interest rate changes will increase or decrease our net interest expense and may therefore affect our profitability.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable.  The credit risk associated with cash equivalents and short-term investments is mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our broad customer base mitigates our exposure to concentrations of credit risk with respect to trade receivables. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer, who also serves as the principal executive officer of Sally Capital (“CEO”) and principal financial officer, who also serves as the principal financial officer of Sally Capital  (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are attached as exhibits to this report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Limitations on the Effectiveness of Controls.  We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.  The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2007, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries, as of June 30, 2007. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

We are subject to a number of U.S., federal, state and local laws and regulations, as well as the laws and regulations applicable in each other market in which we do business.  These laws and regulations govern, among other things, the composition, packaging, labeling and safety of the products we sell and the methods we use to sell these products.  We believe that we are in material compliance with such laws and regulations, although no assurance can be provided that this will remain true going forward.

Item 1A.  Risk Factors.

Risks Relating to Our Business

We have a very limited history as a stand-alone company and may be unable to make the changes necessary to operate effectively.

We recently separated from Alberto-Culver and became an indirect subsidiary of Sally Beauty, an independent publicly-traded company. There can be no assurance that our separation from Alberto-Culver and the resulting absence of its general administrative assistance will not have an adverse impact on our business, financial condition and results of operations. Apart from a limited number of services to be provided to us on a transitional basis, Alberto-Culver has no obligation to provide financial, operational or organizational assistance to us or any of our subsidiaries.

The accounting and other management systems and resources of Sally Beauty, our ultimate parent, may not be adequately prepared to meet the financial reporting and other requirements to which Sally Beauty is subject following our separation from Alberto-Culver.

Our financial results previously were included within the consolidated results of Alberto-Culver, and the reporting and control systems were appropriate for those of subsidiaries of a public company. However, neither we nor any of our subsidiaries was directly subject to reporting and other requirements of the Exchange Act. Sally Beauty, as an independent publicly-traded company, is now directly subject to reporting and other obligations under the Exchange Act. These reporting and other obligations place significant demands on the management and administrative and operational resources, including accounting resources, of Sally Beauty, us and our subsidiaries. As a public company, Sally Beauty incurs significant legal, accounting, and other expenses that it did not incur as a private company while a subsidiary of Alberto-Culver.  As a result of our recent offer to exchange certain of our unregistered senior notes and senior subordinated notes from registered notes, which we refer to as the exchange offers, we have become subject to reporting and other obligations under the Exchange Act. Under SEC rules and regulations, our compliance costs have increased and are likely to increase further.

Sally Beauty, as a public company, is subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which will require Sally Beauty to include in its annual report on Form 10-K its management’s report on, and assessment of, the effectiveness of its internal controls over financial reporting. Such a report will first be required with respect to Sally Beauty’s annual report for the fiscal year ending September 30, 2007. As a result of the exchange offers, we have also become subject to these same rules such that the management report requirement will first apply to our annual report for the fiscal year ending September 30, 2008. If Sally Beauty or we fail to properly assess and/or achieve and maintain the adequacy of its or our internal controls, as the case may be, there is a risk that Sally Beauty or we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls are necessary to help prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of the financial statements of Sally Beauty or our company, which ultimately could harm our business.

To comply with these requirements, Sally Beauty, we and our subsidiaries are upgrading our systems, including information technology, implementing additional financial and management controls, reporting systems and procedures and have hired additional legal, accounting and finance staff. If additional upgrades to our financial and management controls, reporting systems, information technology and procedures are required under the financial reporting requirements and other rules that apply to reporting companies, now and in the future, our management and resources may need to be devoted to assist in compliance with those requirements.

Our historical consolidated financial information contained in this report does not represent our future financial position, results of operations or cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a separate public company during the periods presented.

Our historical consolidated financial information included in this report is not representative of our future financial position, results of operations or cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as the subsidiary of a public company independent from Alberto-Culver during the periods presented. This is primarily because:

•Our historical consolidated financial information reflects allocation of expenses from Alberto-Culver. Those allocations may be different from the comparable expenses we would have incurred as a separate company.

•Our working capital requirements were historically satisfied as part of Alberto-Culver’s corporate-wide cash management policies. In connection with our separation from Alberto-Culver, we incurred a large amount of indebtedness and assumed significant debt service costs. As a result, our cost of debt and capitalization are significantly different from that reflected in our historical consolidated financial information for periods prior to our separation from Alberto-Culver.

•As a result of our separation from Alberto-Culver, there have been significant changes in our cost structure, including the costs of establishing an appropriate accounting and reporting system, debt service obligations and other costs of being a stand-alone company.

We may not be able to realize the anticipated benefits of our separation from Alberto-Culver on a timely basis or at all.

The success of our separation from Alberto-Culver depends, in part, on our ability to realize the anticipated benefits of the separation. These anticipated benefits include increased brand and product recognition as a result of our increased ability to engage in more aggressive marketing and advertising campaigns following the elimination of difficulties arising from our businesses’ competition with the customers and suppliers of Alberto-Culver’s consumer products business and the potential for increased operating earnings of our business expected to result from allowing us to focus our attention and resources on our business and customers. We cannot assure you these benefits will occur or that we will be able to achieve growth in the future comparable to our businesses’ recent historical sales and earnings growth.

As a separate entity, we will not enjoy all of the benefits of scale that Alberto-Culver achieved with the combination of the consumer products business and our business.

Prior to our separation from Alberto-Culver, Alberto-Culver benefited from the scope and scale of the consumer products business and our business in certain areas, including, among other things, risk management, employee benefits, regulatory compliance, administrative services and human resources. Our loss of these benefits as a consequence of our separation from Alberto-Culver could have an adverse effect on our business, results of operations and financial condition. For example, it is possible that some costs will be greater for us than they were for Alberto-Culver due to the loss of volume discounts and the position of being a large customer to service providers and vendors. In addition, the separation eliminated Alberto-Culver’s diversification that resulted from operating the consumer products business of Alberto-Culver alongside our distribution business which tended to mitigate financial and operations volatility. As a result, we may experience increased volatility in terms of cash flow, operating results, working capital and financing requirements.

We are a holding company, with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Furthermore, we and our subsidiaries may be able to incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.

The beauty products distribution industry is highly competitive.

The beauty products distribution industry is highly fragmented and there are few significant barriers to entry into the markets for most of the types of products and services we sell. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional cash-and-carry beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the Internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. The primary competitive factors in the beauty products distribution industry are the price at which we purchase products from manufacturers, quality, perceived value, consumer brand name recognition, packaging and mix of the products we sell; customer service; the efficiency of our distribution network; and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices to retain business or market share. Some of our competitors are larger and have greater financial and other resources than we do, and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. In addition, we may lose customers if our competitors that own national chains acquire additional salons that are BSG customers or if professional beauty supply manufacturers align themselves with other beauty product wholesale and retail suppliers who compete with BSG. For example, as we announced in December 2006, our largest supplier, the Professional Products Division of L’Oreal USA S/D, Inc., which we refer to as L’Oreal, has moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal has also announced the acquisition of a distributor competitive with BSG in the southeastern U.S. As a result, L’Oreal is entering into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. Our failure to continue to compete effectively in our markets could adversely impact our business, financial condition and results of operations.

We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand.

Our continued success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. If we do not anticipate and respond to trends in the market for beauty products and changing consumer demands in a timely manner, our sales may decline significantly and we may be required to mark down certain products to sell the resulting excess inventory at prices which can be significantly lower than the normal retail or wholesale price, which could adversely impact our business, financial condition and results of operations. In addition, we depend on our inventory management and information technology systems in order to replenish inventories and deliver products to store locations in response to customer demands. Any systems-related problems could result in difficulties satisfying the demands of customers which, in turn, could adversely affect our sales and profitability.

The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair-loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. If we are unable to anticipate and respond to trends in the market for beauty products and changing consumer demands, our business could suffer.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture the brand name or private label products we sell, and instead purchase our products from manufacturers and fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. Sally Beauty Supply’s five largest suppliers provided it with 41.3% and 40.9% of the products Sally Beauty Supply purchased in fiscal years 2005 and 2006, respectively. BSG’s five largest suppliers provided it with 59.7% and 59.2% of the products BSG purchased in fiscal years 2005 and 2006, respectively.

In addition, since we purchase products from many manufacturers and fillers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days notice or less or which expire without express rights of renewal, such manufacturers and fillers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. We may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

Changes in Sally Beauty Supply and BSG’s relationships with suppliers occur often, and could positively or negatively impact the net sales and operating profits of both business segments. For example, net sales and operating profits of Sally Beauty Supply and BSG were negatively affected in fiscal year 2005 by the decision of certain suppliers of the BSG business to begin selling their products directly to salons in most markets. Subsequently, in fiscal year 2006 one of those suppliers agreed to have BSG once again sell its product lines in BSG stores.

In addition, some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full service/exclusive and open-line distributors such as BSG and Sally Beauty Supply, by promoting their own distribution channels. If our access to supplier-provided products were to be diminished relative to our competitors, our business could be materially and adversely affected. Also, consolidation among suppliers may increase their negotiating leverage, thereby providing them with competitive advantages over us that may increase our costs and reduce our revenues, adversely affecting our business, financial condition and results of operations.

On December 19, 2006, we announced that (1) BSG, other than its Armstrong-McCall division, would not retain its rights to distribute the professional products of L’Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG had distribution rights, and (2) BSG’s Armstrong-McCall division would not retain the rights to distribute  Redken professional products through its franchises. In an effort to replace these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Armstrong-McCall retained its exclusive rights to distribute  Matrix professional products in its territories.

Previously, we had estimated that the loss of the L’Oreal distribution rights described above would negatively impact our consolidated revenue by approximately $110.0 million for the last nine months of fiscal 2007.  Of this projected $110.0 million, it was assumed that the distributor sales consultant channel would lose approximately $20.0 million of ancillary, non-L’Oreal business.  However, during the third quarter of 2007, sales of non-L’Oreal brands continued to exceed prior-year levels in the impacted distributor sales consultants channel and were also up in the stores channel.   We cannot assure you that the impact of these developments will not adversely impact revenue to a greater degree than we currently expect, or that our efforts to mitigate the impact of these developments will be successful. If the impact of these developments is greater than we expect or our efforts to mitigate the impact of these developments are not successful, this could have a material adverse effect on our business, financial condition or results of operations.

Manufacturers and fillers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, and licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which neither they nor we have control. In addition, our operating results depend to some extent on the orderly operation of our receiving and distribution process, which depends on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity.

If a material interruption of supply occurs, or a significant supplier ceases to supply us or materially decreases its supply to us, we may not be able to acquire products with similar quality and consumer brand name recognition as the products we currently sell, or acquire such products in sufficient quantities to meet our customers’ demands or on favorable terms to our business, any of which could adversely impact our business, financial condition and results of operations.

We do not control the production process for the brand name and private label products we sell. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding whether such products have been manufactured in accordance with applicable governmental regulations. We may not be able to identify a defect in a product we purchase from a manufacturer or filler before we offer such product for resale, which could result in fines or other actions by government regulators, product liability claims, product recalls, harm to our credibility, impairment of customer relationships or a decrease in the market acceptance of brand names, any of which could adversely affect our business, financial condition and results of operations.

If products sold by us are found to be defective in labeling or content, our credibility and that of the brands we sell may be harmed, market acceptance of our products may decrease and we may be exposed to liability in excess of our products liability insurance coverage and manufacturer indemnities.

Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective.

Any actual defects or allegations of defects in products sold by us could result in adverse publicity and harm our credibility, which could adversely affect our business, financial condition and results of operations. Although we may have indemnification rights against the manufacturers of many of the products we distribute and rights as an “additional insured” under the manufacturers’ insurance policies, it is not certain that any individual manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us. Further, some types of actions and penalties, including many actions or penalties imposed by governmental agencies and punitive damages awards, may not be remediable through reliance on indemnity agreements or insurance. Furthermore, potential product liability claims may exceed the amount of indemnity or insurance coverage or be excluded under the terms of an indemnity agreement or insurance policy. If we are forced to pay to satisfy such claims, it could have an adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we do not comply with laws and regulations or if we become subject to additional or more stringent laws and regulations.

We are subject to a number of U.S. federal, state and local laws and regulations, as well as the laws and regulations applicable in each other market in which we do business. These laws and regulations govern the composition, packaging, labeling and safety of the products we sell and the methods we use to sell the products. Non-compliance with applicable laws and regulations of governmental authorities, including the Food and Drug Administration and similar authorities in other jurisdictions, by us or the manufacturers of the products sold by us could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. The laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. Continued legal compliance could require the review and possible reformulation or relabeling of certain products, as well as the possible removal of some products from the market altogether. Legal compliance could also lead to considerably higher internal regulatory costs. Manufacturers may try to recover some or all of any increased costs of compliance by increasing the prices at which we purchase products and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition and results of operations.

Laws and regulations impact our business in many areas that have no direct relation to the products we sell. For example, as a reporting company following the exchange offers, we will be subject to a number of laws and regulations related to the issuance and sale of our securities. Another area of intense regulation is that of the relationships we have with our employees, including compliance with many different wage/hour and nondiscrimination related regulatory schemes. Violation of any of the laws or regulations governing our business and the assertion of individual or class-wide claims could have an adverse effect on our business, financial condition and results of operations.

Product diversion could have an adverse impact on our revenues.

The majority of the products that BSG sells are meant to be used exclusively by salons and individual salon professionals or are meant to be sold exclusively by the purchasers, such as salons, to their retail consumers. However, despite BSG’s efforts to prevent diversion, incidents of product diversion occur, whereby BSG products are sold by these purchasers (and possibly by other bulk purchasers such as franchisees) to middlemen and general merchandise retailers. The retailers, in turn, sell such products to consumers. The diverted product may be old, tainted or damaged and sold through unapproved outlets, all of which could diminish the value of the brand. Diversion could result in lower net sales for BSG should consumers choose to purchase diverted products from retailers rather than purchasing from BSG customers, or choose other products altogether because of the perceived loss of brand prestige.

Product diversion is generally prohibited under BSG supplier contracts and we may be under a contractual obligation to stop selling to salons, salon professionals and other bulk purchasers who engage in product diversion. Our investigation and enforcement of anti-diversion policies may result in reduced sales to our customer base, thereby decreasing our revenues. In addition, if we fail to stop diversion as required, our supplier contracts could be adversely affected or even terminated.

BSG’s financial results are affected by the financial results of BSG’s franchised-based business (Armstrong McCall).

BSG receives revenue in the form of products purchased by Armstrong McCall franchisees. Accordingly, a portion of BSG’s financial results is to an extent dependent upon the operational and financial success of these franchisees, including their implementation of BSG’s strategic plans. If sales trends or economic conditions worsen for Armstrong McCall’s franchisees, their financial results may worsen. When Armstrong McCall divests company-owned stores, Armstrong McCall is often required to remain responsible for lease payments for these stores to the extent that the relevant franchisees default on their leases. Additionally, if Armstrong McCall franchisees fail to renew their franchise agreements, or if Armstrong McCall fails to meet its obligations under its franchise agreements or vendor distribution agreements or is required to restructure its franchise agreements in connection with such renewal, it could result in decreased revenues for BSG.

We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions.

In the past several years, we have completed several significant acquisitions, the majority of which were for the BSG business. We intend to continue to pursue additional acquisitions in the future. Our business has in the past actively reviewed acquisition prospects that would complement its existing lines of business, increase the size and geographic scope of its operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable acquisition candidates.

If suitable candidates are identified, sufficient funds may not be available to make such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, the amount of equity that Sally Beauty can issue to make acquisitions or raise additional capital will be severely limited for at least two years following our separation from Alberto-Culver, which will make equity generally unavailable to fund acquisitions. Also, because we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt, we may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could be increased as a result of any acquisitions.

If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations.

Any acquisitions that we do make may be difficult to integrate profitably into our business and may entail numerous risks, including:

•difficulties in assimilating acquired operations, stores or products, including the loss of key employees from acquired businesses;

•difficulties and costs associated with integrating and evaluating the internal control systems of acquired businesses;

•expenses associated with the amortization of identifiable intangible assets;

•diversion of management’s attention from our core business;

•complying with foreign regulatory requirements, including multi-jurisdictional competition rules;

•enforcement of intellectual property rights in some foreign countries;

•adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers of the acquired businesses;

•operating inefficiencies and negative impact on profitability;

•entering markets in which we have limited or no prior experience; and

•those related to general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

In addition, during the acquisition process, we may fail or be unable to discover some of the liabilities of businesses that we acquire. These liabilities may result from a prior owner’s noncompliance with applicable laws and regulations. Acquired businesses may also not perform as we expect or we may not be able to obtain financial improvements in acquired businesses that we may expect.

If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected.

Our future growth depends in part on our ability to open and profitably operate new stores in existing and additional geographic markets. The capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $66,000 and $68,000, respectively. However, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

•the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•proximity to existing stores that may reduce new stores’ sales;

•difficulties in adapting our distribution and other operational and management systems to an expanded network of stores;

•the potential inability to obtain adequate financing to fund expansion because of our high leverage and limitations on Sally Beauty’s ability to issue equity for at least two years following our separation from Alberto-Culver, among other things;

•difficulties in obtaining any needed governmental and third-party consents, permits and licenses needed to operate additional stores; and

•potential limitations on capital expenditures which may be included in financing documents that we enter into.

If we are unable to protect our intellectual property rights, specifically our trademarks, our ability to compete could be negatively impacted.

The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We own certain trademark and brand name rights used in connection with our business including, but not limited to, “Sally,” “Sally Beauty,” “Sally Beauty Supply,” “Sally ProCard,” “BSG,” “CosmoProf,” “Armstrong McCall,” “ion,” “Salon Services” and “Beauty Club.” We protect our intellectual property rights through a variety of methods, including trademarks which are registered or legally protected in the United States, Canada and other countries throughout the world in which our business operates. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants, and others who have access to our proprietary information. While we intend to vigorously protect our trademarks against infringement, we may not be successful in doing so. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our intellectual property rights and trademarks are expected to continue to be substantial.

Our ability to conduct business in international markets may be affected by legal, regulatory, and economic risks.

Our ability to capitalize on growth in new international markets and to grow or maintain our current level of operations in our existing international markets is subject to risks associated with our international operations. These risks include: unexpected changes in regulatory requirements; trade barriers to some international markets; economic fluctuations in specific markets; potential difficulties in enforcing contracts, protecting assets, including intellectual property, and collecting receivables in certain foreign jurisdictions; and difficulties and costs of staffing, managing and accounting for foreign operations.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our financial condition, results of operations and cash flows.

The occurrence of one or more natural disasters or acts of terrorism could adversely affect our operations and financial performance.

The occurrence of one or more natural disasters or acts of terrorism could result in physical damage to one or more of our properties, the temporary closure of stores or distribution centers, the temporary lack of an adequate work force in a market, the temporary or long term disruption in the supply of products (or a substantial increase in the cost of those products) from some local suppliers, the temporary disruption in the delivery of goods to our distribution centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers.

If one or more natural disasters or acts of terrorism were to impact our business, we could, among other things, incur significantly higher costs and longer lead times associated with distributing products to stores. Furthermore, insurance costs associated with our business may rise significantly in the event of a large scale natural disaster or act of terrorism.

Risks Relating to Our Substantial Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

In connection with our separation from Alberto-Culver, together with certain of our subsidiaries, we incurred approximately $1,850.0 million in debt. As of June 30, 2007, we had an aggregate principal amount of approximately $1,808.1 million, including capital lease obligations, of outstanding debt, and a total debt to equity ratio of -2.26:1.00.

Our substantial debt could have important consequences to you. For example, it could:

•make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

•limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate purposes;

•require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, capital expenditures and other general corporate purposes;

•increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest, including borrowings under senior secured term loan facilities and our asset-backed senior secured loan facility, which we refer to collectively as the senior secured credit facilities;

•place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

•limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase; and

•limit our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures, or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business.

Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Despite our current indebtedness levels, we and our subsidiaries may incur substantially more debt, including secured debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of June 30, 2007, our senior credit facilities provided us commitments for additional borrowings of up to approximately $360.3 million under our senior ABL facility, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase and we may not be able to meet all our debt obligations. In addition, the agreements governing our senior credit facilities as well as the indentures governing our senior notes and senior subordinated notes do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

Our senior secured term loan facilities contain covenants that, among other things, restrict our and our subsidiaries’ ability to:

•dispose of assets;

•incur additional indebtedness (including guarantees of additional indebtedness);

•pay dividends, repurchase stock or make other distributions;

•make voluntary prepayments on our notes or make amendments to the terms thereof;

•prepay certain other debt or amend specific debt agreements;

•create liens on assets;

•make investments (including joint ventures);

•engage in mergers, consolidations or sales of all or substantially all of our assets;

•engage in certain transactions with affiliates; and

•permit restrictions on our subsidiaries’ ability to pay dividends.

Our ABL facility, contains covenants that, among other things, restrict our and our subsidiaries’ ability to:

•change our line of business;

•engage in certain mergers, consolidations and transfers of all or substantially all of our assets;

•make certain dividends, stock repurchases and other distributions;

•make acquisitions of all of the business or assets of, or stock representing beneficial ownership of, any person;

•dispose of certain assets;

•prepay certain debt or amend specific debt agreements;

•change our fiscal year or the fiscal year of our direct parent; and

•create or incur negative pledges.

Our senior secured term loan facilities contain a requirement that we not exceed a maximum ratio of net senior secured debt to consolidated EBITDA (as those terms are defined in the agreement governing our senior secured term loan facilities). In addition, if we fail to maintain a specified minimum level of borrowing capacity under our ABL facility, we will then be obligated to maintain a specified fixed-charge coverage ratio. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

The indentures governing our senior notes and our senior subordinated notes contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•dispose of assets;

•incur additional indebtedness (including guarantees of additional indebtedness);

•pay dividends, repurchase stock or make other distributions;

•prepay subordinated debt;

•create liens on assets (which, in the case of the senior notes, would be limited in applicability to liens securing pari passu or subordinated indebtedness);

•make investments (including joint ventures);

•engage in mergers, consolidations or sales of all or substantially all of our assets;

•engage in certain transactions with affiliates; and

•permit our subsidiaries’ ability to pay dividends.

The restrictions in the indentures governing our notes and the terms of our senior credit facilities may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in our senior credit facilities and the indentures for our notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either our senior credit facilities or the indentures that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under our senior credit facilities, could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under our senior credit facilities and may not be able to repay the amounts due under our senior credit facilities and our notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to service all of our debt and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control, described under “—Risks Relating to Our Business” above.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our ABL facility will mature in 2011. Our senior secured term loan facilities consist of a term loan A maturing in 2012 and a term loan B maturing in 2013. As a result, we may be required to refinance any outstanding amounts under our senior credit facilities prior to the maturity dates of our notes. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facilities and the indentures governing our notes restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including under our senior credit facilities, bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

A decrease in interest rates would increase our interest expense (due to our interest rates) and could reduce our profitability.

We have entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million. These interest rate swap agreements relate to $500.0 million of the $1,070.0 million term loans A and B under our senior secured term loan facilities due in 2012 and 2013, respectively, to manage our risk associated with changing interest rates. We utilize interest rate swaps to manage our financial risk associated with changing interest rates and account for them under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivatives be marked to market (fair value). Our current interest rate swap agreements do not qualify as hedges and therefore, the change in fair value of the interest rate swap agreements, which are adjusted quarterly, are recorded in the results of operations. The marked to market impact of the swap arrangements on interest expense was a decrease of approximately $3.3 million in the nine months ended June 30, 2007.  Future changes in the fair value of the interest rate swap agreements will continue to increase or decrease our interest expense and could have the potential to affect our profitability.

Risks Relating to the Tax Treatment of Our Separation from Alberto-Culver and Relating To Sally Beauty’s Largest Stockholder

If the share distribution of Alberto-Culver common stock in the transactions separating our company  from Alberto-Culver  did not constitute a tax-free distribution under Section 355 of the Internal Revenue Code, then we may be responsible for payment of significant U.S. federal income taxes.

The following discussion describes the risk that the share distribution of Alberto-Culver common stock in the transactions separating our company from Alberto-Culver may have triggered significant tax liabilities for Sally Beauty, our ultimate parent company, possibly resulting in a material adverse effect on us. Since we will have been a member of Sally Beauty’s consolidated group of companies for U.S. federal income tax purposes and certain state tax purposes during the taxable year of the share distribution of Alberto-Culver common stock, we (and any other Sally Beauty subsidiaries that were also members of such group) will generally be liable for the income tax liabilities of Sally Beauty’s consolidated group of companies for that taxable year. Therefore, if Sally Beauty incurs significant income tax liabilities as a result of the share distribution of Alberto-Culver common stock and is unable to pay these taxes, we could be liable for such taxes to the taxing authorities.

In connection with the share distribution of Alberto-Culver common stock in the separation, Sally Beauty received (i) a private letter ruling from the IRS and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Internal Revenue Code. The private letter ruling and the opinion of counsel were based, in part, on assumptions and representations as to factual matters made by, among others, Alberto-Culver, Sally Beauty and representatives of the Lavin family stockholders, as requested by the IRS or counsel, which, if incorrect, could jeopardize the conclusions reached by the IRS and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the IRS to raise such issues upon a subsequent audit. Opinions of counsel neither bind the IRS nor any court, nor preclude the IRS from adopting a contrary position.

If the Alberto-Culver share distribution were not to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, Sally Beauty would recognize taxable gain equal to the excess of the fair market value of the Alberto-Culver common stock distributed to its stockholders over Sally Beauty’s tax basis in the Alberto-Culver common stock.

Even if the Alberto-Culver share distribution otherwise qualified as a tax-free distribution under Section 355 of the Internal Revenue Code, it would result in significant U.S. federal income tax liabilities to Sally Beauty if there is an acquisition of its stock or stock of Alberto-Culver as part of a plan or series of related transactions that includes the Alberto-Culver share distribution and that results in an acquisition of 50% or more of Alberto-Culver’s or Sally Beauty’s outstanding common stock.

In the event that Sally Beauty recognizes a taxable gain in connection with the Alberto-Culver share distribution (either (i) because the Alberto-Culver share distribution did not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code or (ii) because of an acquisition by CDRS and CD&R Parallel Fund VII, L.P. of 50% or more of Alberto-Culver or Sally Beauty’s outstanding common stock as part of a plan or series of related transactions that includes the Alberto-Culver share distribution), the taxable gain recognized by Sally Beauty would result in significant U.S. federal income tax liabilities to Sally Beauty. Under the Internal Revenue Code, Sally Beauty would be primarily liable for these taxes (for which Alberto-Culver may be required to indemnify Sally Beauty under a tax allocation agreement, and there can be no assurance that Alberto-Culver would be able to fulfill its obligations under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder).

For purposes of determining whether the distribution of Alberto-Culver common stock to Sally Beauty’s stockholders in connection with the Alberto-Culver share distribution is disqualified as tax-free to Sally Beauty under the rules described in the second preceding paragraph, any acquisitions by CDRS and CD&R Parallel Fund VII, L.P. of Sally Beauty’s stock or the stock of Alberto-Culver within two years before or after the Alberto-Culver share distribution are presumed to be part of a plan, although the parties may be able to rebut that presumption. For purposes of this test, the acquisition by CDRS and CD&R Parallel Fund VII, L.P. of 48% of Sally Beauty’s outstanding common stock on an undiluted basis that occurred in connection with our separation from Alberto-Culver will be treated as part of such a plan or series of transactions. Thus, a relatively minor additional change in the ownership of Sally Beauty common stock could trigger a significant tax liability for Sally Beauty under Section 355 of the Internal Revenue Code.

The process for determining whether a prohibited change in control has occurred under the rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If Alberto-Culver does not carefully monitor its, or Sally Beauty does not carefully monitor its, compliance with these rules, this might inadvertently cause or permit a prohibited change in the ownership of Sally Beauty or of Alberto-Culver to occur, thereby triggering Alberto-Culver’s or Sally Beauty’s respective obligations to indemnify the other pursuant to the tax allocation agreement, which would have a material adverse effect on Sally Beauty and/or Alberto-Culver. Sally Beauty will be primarily liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its obligations under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder. In addition, these mutual indemnity obligations could discourage or prevent a third party from making a proposal to acquire Sally Beauty.

Actions taken by the Lavin family stockholders or by CDRS and CD&R Parallel Fund VII, L.P. could adversely affect the tax-free nature of the share distribution of Alberto-Culver common stock in connection with the transactions separating our company from Alberto-Culver.

Sales and/or acquisitions by the Lavin family stockholders of Sally Beauty common stock or Alberto-Culver common stock may adversely affect the tax-free nature of the share distribution of Alberto-Culver common stock in the transactions separating our company from Alberto-Culver. First, with certain exceptions, sales by the Lavin family stockholders of Sally Beauty common stock or Alberto-Culver common stock at any time after the transactions separating our company from Alberto-Culver might be considered evidence that the share distribution was used principally as a device for the distribution of earnings and profits, particularly if the selling stockholder were found to have an intent to effect such sale at the time of the share distribution. If the IRS successfully asserted that the share distribution was used principally as such a device, the share distribution would not qualify as a tax-free distribution, and thus would be taxable to Sally Beauty. Second, with certain exceptions, if any of the Lavin family stockholders were to sell an amount of Sally Beauty common stock that it received in connection with the transactions separating our company from Alberto-Culver (or to acquire additional shares of Sally Beauty’s common stock) within the two year period following completion of the Alberto-Culver share distribution, and that amount of stock, if added to the common stock comprising approximately 48% of Sally Beauty’s outstanding common stock on an undiluted basis that was acquired by CDRS and CD&R Parallel Fund VII, L.P. were to equal or exceed 50% of Sally Beauty’s outstanding common stock, as determined under the Internal Revenue Code and applicable Treasury regulations, a deemed acquisition of control of Sally Beauty in connection with the Alberto-Culver share distribution would be presumed. If this presumption were not rebutted, Sally Beauty would be subject to significant U.S. federal income tax liabilities, which, if not reimbursed by Alberto-Culver, would have a material adverse effect on Sally Beauty. Similarly, acquisitions by the CDRS and CD&R Parallel Fund VII, L.P. or their affiliates of Sally Beauty’s common stock may cause a deemed acquisition of control of Sally Beauty in connection with the Alberto-Culver share distribution.

Sally Beauty is affected by significant restrictions on its ability to issue equity securities following completion of the transactions separating our company from Alberto-Culver.

Because of certain limitations imposed by the Internal Revenue Code and regulations thereunder, the amount of equity that Sally Beauty can issue to make acquisitions or raise additional capital is severely limited and will continue to be so for at least two years following completion of the transactions separating our company from Alberto-Culver. As a result, Sally Beauty may not be able to raise even a small amount of equity capital during that period. These limitations may restrict our ability to carry out our business objectives and to take advantage of opportunities that could be favorable to our business. In addition, because we incurred approximately $1.85 billion in debt in connection with those transactions, and the instruments governing our indebtedness contain limits on our ability to incur additional debt, Sally Beauty’s inability to raise even a small amount of equity capital at a time when we need additional capital could have a material adverse effect on our ability to service our debt and operate our business.

The interests of the largest stockholder of Sally Beauty may differ from the interests of our note holders.

CDRS, the largest stockholder of Sally Beauty, owns approximately 48% of the outstanding common stock of Sally Beauty on an undiluted basis.  Pursuant to a stockholders agreement entered into by Sally Beauty, CDRS, CD&R Parallel Fund VII, L.P. and the Lavin family stockholders, CDRS has designated five of the initial eleven directors of Sally Beauty, and CDRS’s rights to nominate certain numbers of directors will continue so long as it owns specified percentages of the common stock of Sally Beauty.  In addition, the current Chairman of Sally Beauty’s board of directors is affiliated with CDRS.  The interests of CDRS may differ from those of the holders of our notes in material respects.  For example, CDRS may have an interest in pursuing acquisitions, divestitures, financings, re-financings or other transactions that, in its judgment, could enhance its overall equity portfolio, even though such transactions might involve substantial risks to holders of our notes.  The manager of CDRS’s ultimate parent is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers.  Additionally, CDRS may determine that the disposition of some or all of its interest in Sally Beauty would be beneficial to it at a time when such disposition could be detrimental to us and/or to the holders of our notes.  Moreover, the ownership by CDRS of approximately 48% of Sally Beauty’s outstanding common stock may have the effect of discouraging offers to acquire control of Sally Beauty, which may inhibit the ability of Sally Beauty to maximize stockholder value and/or us to maximize the value of our notes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

(a) None.

(b) None.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 of the Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.2 of the Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 1333-136259) filed on October 10, 2006

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.02 of the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.3 of the Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 1333-136259) filed on October 10, 2006

Exhibit Number	Description

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.4 of the Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 1333-136259) filed on October 10, 2006

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.01 of the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

2.7

Agreement for the sale and purchase of the entire issued share capital of Chapelton 21 Limited, a private company incorporated in Scotland, dated as of February 15, 2007 by and among Ogee Limited, a company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of the Company, and the shareholders named therein, which is incorporated herein by reference from Exhibit 2.7 of the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on May 10, 2007

3.1

Certificate of Formation of Sally Holdings LLC, which is incorporated herein by reference from Exhibit 3.1 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed on July 9, 2007

3.2

Limited Liability Company Agreement of Sally Holdings LLC, which is incorporated herein by reference from Exhibit 3.2 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed on July 9, 2007

3.3

Certificate of Incorporation of Sally Capital Inc., which is incorporated herein by reference from Exhibit 3.3 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed on July 9, 2007

3.4

By-Laws of Sally Capital Inc, which is incorporated herein by reference from Exhibit 3.4 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed on July 9, 2007

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among Sally Beauty Holdings, Inc., CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between Sally Beauty Holdings, Inc., CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 of the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.4	First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank,

Exhibit Number	Description

National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.2 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.3 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.1 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.2 from the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.1 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as

Exhibit Number	Description

Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.2 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.3 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated herein by reference from Exhibit 4.7 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

10.1

Sally Beauty Holdings, Inc. Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.10 of the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on February 9, 2007

10.2

Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.16 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed July 9, 2007

10.3

Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Director, which is incorporated herein by reference from Exhibit 10.17 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed July 9, 2007

10.4

Alberto-Culver Company 2003 Restricted Stock Plan, which is incorporated herein by reference from Exhibit 10.18 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed July 9, 2007

10.5

Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as Amended, which is incorporated herein by reference from Exhibit 10.19 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed July 9, 2007

10.6

Alberto-Culver Company Management Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed July 9, 2007

10.7

Sally Beauty Holdings, Inc. Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 of the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital Inc. (File No. 333-144427) filed on July 9, 2007

10.8

Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.9	Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 of the Current

Exhibit Number	Description

Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.10

Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.3 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.11

Form of Restricted Stock Unit Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.4 of the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.12

Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-8 of Sally Beauty Holdings, Inc. filed on May 3, 2007

10.13

Statement relating to relocation payments to John R. Golliher, President of Beauty Systems Group LLC, which is incorporated herein by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on August 9, 2007

10.14	Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC*

31.1-31.2	Rule 13(a)- 14(a)/15(b)-14(a) Certifications

32.1-32.2	Section 1350 Certifications

*Included herewith

PLEASE NOTE: It is inappropriate for investors to assume the accuracy of any covenants, representations or warranties that may be contained in agreements or other documents filed as exhibits to this Quarterly Report on Form 10-Q.  In certain instances the disclosure schedules to such agreements or documents contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants. Moreover, some of the representations and warranties may not be complete or accurate as of a particular date because they are subject to a contractual standard of materiality that is different from those generally applicable to stockholders and/or were used for the purpose of allocating risk among the parties rather than establishing certain matters as facts. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 29, 2007
SALLY HOLDINGS LLC

	By:	/s/ David L. Rea
	Name:	David L. Rea
	Title:	Senior Vice President and Chief Financial Officer

Date: August 29, 2007

SALLY CAPITAL INC.

	By:	/s/ David L. Rea
	Name:	David L. Rea
	Title:	Senior Vice President and Chief Financial Officer