Form 10-K
period 2007-09-30
SALLY HOLDINGS LLC; SALLY CAPITAL INC.
filed 2007-12-07
CIK 1385720, 1385718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2007

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SALLY HOLDINGS LLC	SALLY CAPITAL INC.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)

36-4472381	56-2620323
(I.R.S. Employer Identification Number)	(I.R.S. Employer Identification Number)

333-144427	333-144427-10
(Commission file number)	(Commission file number)

3001 Colorado Boulevard

Denton, Texas 76210

(Address of principal executive offices)

(940) 898-7500

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
9.25% Senior Notes Due 2014 10.5% Senior Subordinated Notes Due 2016	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

THE REGISTRANTS, INDIRECT WHOLLY-OWNED SUBSIDIARIES OF SALLY BEAUTY HOLDINGS, INC., MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) and (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. YES ☐     NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐     NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐

Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐     NO ☒

No voting or non-voting common equity of the registrant was held by non-affiliates of the registrant as of March 30, 2007. As of December 6, 2007, all member units were owned by Sally Investment Holdings, LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

Sally Holdings LLC, or Sally Holdings, a limited liability company organized under the laws of the State of Delaware, has been a wholly-owned subsidiary of Sally Investment Holdings LLC, or Sally Investment, a wholly-owned subsidiary of Sally Beauty Holdings, Inc., or Sally Beauty, since November 16, 2006. All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty. Prior to November 16, 2006, Sally Holdings was a Delaware corporation named “Sally Holdings, Inc.” and was a wholly-owned subsidiary of Alberto-Culver Company, or Alberto-Culver. On November 16, 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became a wholly-owned subsidiary of Sally Investment and an indirect subsidiary of Sally Beauty in connection with the separation of Sally Holdings’ business from Alberto-Culver. All operations of Sally Investment and Sally Beauty are conducted through Sally Holdings and its consolidated subsidiaries. Sally Capital Inc., a Delaware corporation, or Sally Capital, is a wholly-owned subsidiary of Sally Holdings and does not have any assets or operations of any kind.

In this report, references to “Sally Holdings,” “the Company,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Holdings LLC and its consolidated subsidiaries for periods after the separation from Alberto-Culver and to Sally Holdings, Inc. and its consolidated subsidiaries for periods prior to the separation from Alberto-Culver unless otherwise indicated or context otherwise requires.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K and the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions may also identify such forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks and uncertainties related to:

•                  Sally Beauty’s limited history as a stand-alone company;

•                  the preparedness of our accounting and other management systems to meet financial reporting and other requirements and the upgrade of our existing financial reporting system;

•                  the representativeness of our historical consolidated financial information with respect to our future financial position, results of operations or cash flows;

•                  realizing the anticipated benefits of our separation from Alberto-Culver;

•                  since our separation from Alberto-Culver, our inability to achieve the benefits of scale that were achieved by Alberto-Culver prior to our separation from Alberto-Culver;

•                  being a holding company with no operations of our own, and depending on our subsidiaries for cash;

•                  the highly competitive and consolidating nature of the beauty products distribution industry;

•                  anticipating changes in consumer preferences and buying trends or to manage our product lines and inventory;

•                  our dependence upon manufacturers who may be unwilling or unable to continue to supply products to us;

•                  products sold by us being found to be defective in labeling or content;

•                  compliance with laws and regulations, or becoming subject to additional or more stringent laws and regulations;

•                  product diversion;

•                  the operational and financial performance of our Armstrong McCall business;

•                  the success of our new Internet-based business;

•                  successfully identifying acquisition candidates or successfully completing desirable acquisitions;

ii

•                  integration of businesses acquired in the future;

•                  opening and operating new stores profitably;

•                  the success of our cost control plans;

•                  protecting our intellectual property rights, specifically our trademarks;

•                  conducting business in international markets;

•                  disruption in our information technology systems;

•                  natural disasters or acts of terrorism;

•                  our substantial indebtedness;

•                  the possibility that we may incur substantial additional debt;

•                  restrictions and limitations in the agreements and instruments governing our debt;

•                  generating the significant amount of cash needed to service all of our debt and refinancing all or a portion of our indebtedness or obtaining additional financing;

•                  changes in interest rates increasing the cost of servicing our debt or increasing our interest expense due to our interest rate swap agreements;

•                  the share distribution of Alberto-Culver common stock in our separation from Alberto-Culver not constituting a tax-free distribution;

•                  actions taken by certain large shareholders of Sally Beauty adversely affecting the tax-free nature of the share distribution of Alberto-Culver common stock;

•                  significant restrictions on Sally Beauty’s ability to issue equity securities;

•                  the voting power of Sally Beauty’s largest stockholder discouraging third party acquisitions of Sally Beauty at a premium; and

•                  the interests of Sally Beauty’s largest stockholder differing from the interests of other holders of Sally Beauty’s common stock.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

iii

PART I

ITEM 1. BUSINESS

Introduction

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,368 stores and supplied 200 franchised stores in North America as well as selected European countries and Japan, as of September 30, 2007. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,100 professional distributor sales consultants who sell directly to salons and salon professionals. As of September 30, 2007, Sally Beauty Supply owned and operated 2,669 company-owned retail stores and supplied 25 franchised stores, and BSG operated 699 company-owned stores and supplied 175 franchised stores. We provide our customers with a wide variety of leading third-party branded and exclusive label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Approximately 90% of our net sales were in the U.S. and Canada for each of the last three fiscal years. For the year ended September 30, 2007 our net sales were $2,513.8 million.

Sally Beauty Supply began as a single store in New Orleans in 1964 and was purchased in 1969 by our former parent company, Alberto-Culver. BSG became a subsidiary of Alberto-Culver in 1985. On November 16, 2006, our business separated from Alberto-Culver and became an indirect wholly-owned subsidiary of Sally Beauty. Our separation from Alberto-Culver and its consumer products-focused business, which we refer to as the Separation Transactions, was pursuant to an investment agreement, dated as of June 19, 2006, as amended, or the Investment Agreement, among Sally Holdings, Inc., Alberto-Culver, CDRS Acquisition LLC, or CDRS, and others. Sally Beauty was formed as a Delaware corporation in June of 2006 in connection with the Separation Transactions and, through us, owns and operates Sally Beauty Supply and BSG and other subsidiaries following the Separation Transactions. When we refer to Alberto-Culver, we mean Alberto-Culver Company prior to the Separation Transactions or the company from which we separated, which is currently a separate public company, as the context requires.

In connection with the Separation Transactions, we and certain of our subsidiaries incurred approximately $1,850.0 million of indebtedness, as more fully described below. Also in connection with the Separation Transactions, CDRS and CD&R Parallel Fund VII, L.P., or the Parallel Fund, and which we refer to together with CDRS as the CDR Investors, invested an aggregate of $575.0 million in cash equity, representing ownership subsequent to the separation of approximately 48% of the outstanding shares of Sally Beauty’s common stock on an undiluted basis. CDRS, which owned approximately 47.6% of the outstanding shares of Sally Beauty’s common stock on an undiluted basis as of September 30, 2007, is a Delaware limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., a private investment fund managed by Clayton, Dubilier & Rice, Inc.

Sally Holdings is a Delaware limited liability company. Sally Capital, a Delaware corporation, is a wholly-owned subsidiary of Sally Holdings and does not have any assets or operations of any kind.

Professional Beauty Supply Industry

We operate primarily within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by demographic and fashion trends, which we expect will lead to increased usage of hair color, hair-loss prevention products and hair styling products.

The professional beauty supply industry serves end-users through four channels: full-service/exclusive distribution, open-line distribution, direct and mega-salon stores.

Full-Service/Exclusive

This channel exclusively serves salons and salon professionals and distributes “professional-only” products for use and resale to consumers in salons. Many brands are distributed through arrangements with suppliers by geographic territory. BSG is a leading full-service distributor in the U.S.

Open-Line

This channel serves retail consumers and salon professionals through retail stores and the Internet. This channel is served by a large number of localized retailers and distributors, with only a few having a regional presence and significant market share. We believe that Sally Beauty Supply is the only open-line distributor in the U.S. with a national network of retail stores. In addition, Sally Beauty Supply has recently begun selling some products through its web site (www.sallybeauty.com).

Direct

This channel focuses on direct sales to salons and salon professionals by large manufacturers. This is the dominant form of distribution in Europe, but represents a small channel in the U.S. due to the highly fragmented nature of the U.S. market, which tends to make direct distribution cost prohibitive for manufacturers.

Mega-Salon Stores

In this channel, large-format salons are supplied directly by manufacturers due to their large scale.

Key Future Industry Trends

We believe the following key industry trends and characteristics will influence our business, going forward:

High Level of Customer Fragmentation

The U.S. salon market is highly fragmented with over 230,000 salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

Growth in Booth Renting

Many professional stylists are individual operators who rent booth space from salons, which we refer to as booth renters, and are responsible for purchasing their own supplies. Over time, the number of booth renters has significantly increased as a percentage of total salon professionals, and we expect this trend to continue. Given their smaller individual purchases and relative capital constraints, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like those that BSG and Sally Beauty Supply operate.

Frequent Re-Stocking Needs

Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. These factors are key to driving demand for conveniently located professional beauty supply stores.

Continuing Consolidation

There is continuing consolidation among professional beauty product distributors and among professional beauty supply manufacturers. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and a retail footprint. We also believe that we are well positioned to capitalize on this trend as well as to participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that positively or negatively affect the net sales and operating profits of each business segment. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures or give our competitors increased negotiating leverage and greater marketing resources. See “Risk Factors—The beauty products distribution industry is highly competitive and is consolidating, and —We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

Favorable Demographic and Consumer Trends

The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through increased usage of hair color and hair-loss prevention products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products.

Business Segments, Geographic Area Information and Seasonality

We operate two business segments: (i) Sally Beauty Supply, a domestic and international open-line and exclusive label distributor of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals, and (ii) BSG, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories in North America. BSG operates stores under the CosmoProf service mark. BSG also franchises beauty supply outlets in the U.S. and Mexico, and supplies franchisees and sub-distributors in Europe. Sales of Sally Beauty Supply accounted for approximately 62%, 60% and 60% of the company’s consolidated net sales for the years ended September 30, 2007, 2006 and 2005, respectively. BSG accounted for approximately 38%, 40% and 40% of the company’s consolidated net sales for the years ended September 30, 2007, 2006 and 2005, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the “Business Segments and Geographic Area Information,” Note 17 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” of this report.

Neither the sales nor the product assortment for Sally Beauty Supply or BSG are generally seasonal in nature.

Sally Beauty Supply

Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. It carries an extensive selection of professional beauty products, ranging between 5,400 and 7,700 stock keeping units, or SKUs, of beauty products, including hair care, nail care, beauty sundries and appliances. It targets retail consumers and salon professionals. We believe that Sally Beauty Supply has differentiated itself from its competitors through its customer value proposition, attractive pricing, extensive selection of leading third-party branded and exclusive label products, broad ethnic product selection, the product knowledge of its sales associates and convenient store locations.

Store Design and Operations

Sally Beauty Supply stores are designed to create an appealing shopping environment that embraces the retail consumer and salon professional and highlights its extensive product offering. Sally Beauty Supply stores average 1,700 square feet in size and are located primarily in strip shopping centers. Generally, Sally Beauty Supply stores follow a consistent format, allowing customers familiarity between Sally Beauty Supply locations.

Sally Beauty Supply stores are segmented into distinctive areas arranged by product type with signs allowing its customers to easily navigate through its stores. Sally Beauty Supply seeks to stimulate cross-selling and impulse buying through strategic product placement and use of the front of the store to highlight new products and key promotional items.

Merchandise

Sally Beauty Supply stores carry a broad selection of branded and exclusive label beauty supplies. Sally Beauty Supply manages each category by product and by SKU and uses centrally developed planoguides to maintain a consistent merchandise presentation across its store base. Through its information systems, Sally Beauty Supply actively monitors each store’s category performance, allowing maintenance of consistently high levels of in-stock merchandise. We believe Sally Beauty Supply’s tailored merchandise strategy enables it to meet local demands and helps drive traffic in its stores. Additionally, its information systems track and automatically replenish inventory levels, generally on a weekly basis.

Sally Beauty Supply offers a comprehensive ethnic product selection with specific appeal to the African-American marketplace. Its ethnic product offerings are tailored by store based on market demographics and category performance. For example, sales to the African-American marketplace represent approximately 10% of net sales in Sally Beauty Supply’s U.S. stores for fiscal year 2007. We believe the breadth of selection of ethnic products available in Sally Beauty Supply Stores is unique and differentiates its stores from its competition. Sally Beauty Supply also aims to position itself to be competitive in price, but not a discount leader.

Sally Beauty Supply’s pricing strategy is differentiated by customer segment. Professional salon customers are generally entitled to a price lower than that received by retail customers. However, Sally Beauty Supply does offer discounts to retail customers through its customer loyalty program.

Leading Third-Party Branded Products

Sally Beauty Supply offers an extensive selection of hair care products, nail care products, beauty sundries and appliances from leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive label merchandise. We believe that carrying a broad selection of the latest premier branded merchandise is critical to maintaining long-term relationships with our customers. The merchandise Sally Beauty Supply carries includes products from one or more of the leading manufacturers in each category. Sally Beauty Supply’s objective is not only to carry leading brands, but also to carry a full range of branded and exclusive label products within each category. As hair trends continue to evolve, we expect to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

Exclusive Label Products

Sally Beauty Supply offers a broad range of private label and controlled label products, which we generally refer to collectively as exclusive label products, unless the context requires otherwise. Private label products are brands manufactured under trademarks we own or license and in some instances we also own the formula. Controlled label products involve brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. We believe exclusive label products, including controlled label products, provide customers with an attractive alternative to higher-priced leading third-party brands. Exclusive label products accounted for approximately 40% of Sally Beauty Supply’s product sales in the U.S. during fiscal year 2007. Generally, the exclusive label brands have higher gross margins than the leading third-party branded products and we believe this area offers continued potential growth. Sally Beauty Supply maintains exclusive label products in a number of categories including hair care, appliances and salon products. Sally Beauty Supply actively promotes its exclusive label brands through in-store promotions and monthly flyers. We believe our customers perceive these exclusive label products to be comparable in quality and name recognition to leading third-party branded products.

The following table sets forth the approximate percentage of Sally Beauty Supply’s sales by merchandise category:

Year Ended September 30, 2007
Hair color	21.3%
Skin and nail care	17.8%
Hair care	17.6%
Brushes, cutlery and accessories	14.1%
Electrical appliances	13.8%
Ethnic products	9.8%
Other beauty items	5.6%
Total	100.0%

Marketing and Advertising

Sally Beauty Supply’s marketing program is designed to promote its extensive selection of brand name products at competitive prices. The program is currently centered on multi-page, color flyers highlighting promotional products. Separate flyers are created and tailored to Sally Beauty Supply’s retail customers and salon professionals. These flyers, which are available in Sally Beauty Supply stores, are also mailed to loyalty program customers and salon professionals on a monthly basis and are supplemented by e-mail newsletters. Additionally, a Sally Beauty magazine that provides customers with beauty trends and product information is sold in Sally Beauty Supply stores.

Sally Beauty Supply’s customer loyalty and marketing programs allow Sally Beauty Supply to collect point-of-sale customer data and increase our understanding of customers’ needs. The Sally “Beauty Club” is a loyalty program for customers who are not salon professionals. Beauty Club members, after paying a nominal annual fee, receive a special, discounted price on almost every non-sale item. Members are also eligible for a special Beauty Club e-mail newsletter that contains additional savings, beauty tips, new product information and coupons. In addition, the “ProCard” is a marketing program for salon professionals. ProCard members receive discounts on all beauty products sold at Sally Beauty Supply stores. We believe these programs are effective in developing and maintaining customer relationships.

Store Locations

Sally Beauty Supply selects geographic markets and store sites on the basis of demographic information, quality and nature of neighboring tenants, store visibility and location accessibility. Sally Beauty Supply seeks to locate stores primarily in strip malls, which are occupied by other high traffic retailers including grocery stores, mass merchants and home centers.

Sally Beauty Supply balances its store expansion between new and existing markets. In its existing markets, Sally Beauty Supply adds stores as necessary to provide additional coverage. In new markets, Sally Beauty Supply generally seeks to expand in geographically contiguous areas to leverage its experience. We believe that Sally Beauty Supply’s knowledge of local markets is an important part of its success.

The following table provides a history of Sally Beauty Supply store openings since the beginning of fiscal year 2003:

	Year Ended September 30,
	2007	2006	2005	2004	2003
Stores open at beginning of period	2,511	2,419	2,355	2,272	2,177
Net store openings during period	83	92	62	83	95
Stores acquired during period	100	—	2	—	—
Stores open at end of period	2,694	2,511	2,419	2,355	2,272

Beauty Systems Group

We believe that BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2007, BSG operated 699 company-owned stores, supplied 175 franchised stores and had a sales force of approximately 1,100 professional distributor sales consultants selling exclusively to salons and salon professionals in 47 U.S. states and portions of Canada, Mexico and certain European countries.

Store Design and Operations

BSG stores are designed to create a professional shopping environment that embraces the salon professional and highlights its extensive product offering. Company-owned BSG stores average 2,700 square feet and are located primarily in secondary strip shopping centers. BSG store layouts are designed to provide optimal variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type with certain areas dedicated to leading third-party brands, such as Paul Mitchell, Wella, Sebastian, Goldwell and TIGI. The selection of these brands varies by territory.

Professional Distributor Sales Consultants

BSG has a network of approximately 1,100 professional distributor sales consultants, which exclusively serve salons and salon professionals. The following table sets forth the number of consultants in the BSG network since the beginning of fiscal year 2003:

	Year Ended September 30,
	2007	2006	2005	2004	2003
Professional distributor sales consultants	1,067	1,192	1,244	1,167	989

The decrease in distributor sales consultants in fiscal year 2007 is in response to the loss of L’Oreal related sales discussed below under “Competition.” BSG’s sales force was reduced and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with us as BSG seeks to replace lost L’Oreal sales.

In order to provide a knowledgeable consultant team, BSG actively recruits professional cosmetologists and individuals with sales experience, as we believe that new consultants with either broad knowledge about the products or direct sales experience will be more successful.

BSG provides training to new consultants beginning with a one-week training program, followed by a continuing program of media-based training, delivered through audio, video and web-based e-learning. The program is designed to develop product knowledge as well as techniques on how best to serve salon professionals. In addition to selling professional beauty products, these sales consultants offer in-store training for professionals and owners in areas such as new styles, techniques and business practices.

An important component of consultants’ compensation is sales commissions. BSG’s commission system is designed to drive sales and focus consultants on selling products that are best suited to individual salons and salon professionals. We believe our emphasis on recruitment, training, and sales-based compensation results in a sales force that distinguishes itself from other full-service/exclusive-channel distributors.

The following table sets forth the approximate percentage of BSG sales attributable by channel:

	Year Ended September 30,
	2007	2006
Company-owned retail stores	53.4%	47.5%
Professional distributor sales consultants	31.2%	37.2%
Franchise stores	15.4%	15.3%
Total	100.0%	100.0%

Merchandise

BSG stores carry a broad selection of branded beauty supplies, ranging between 2,700 and 9,800 SKUs of beauty products, including hair care products, nail care, appliances and other beauty items from leading third-party brands. Some products are available in bulk packaging for higher volume salon needs. Through BSG’s information systems, each store’s product performance is actively monitored, allowing maintenance of an optimal merchandise mix. Additionally, BSG’s information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain high levels of product in stock. Although BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional. Certain BSG products are sold under exclusive arrangements with suppliers, whereby BSG is designated the sole distributor for a specific brand name within certain geographic territories. We believe that carrying a broad selection of branded merchandise is critical to maintaining relationships with our valued professional customers.

The following table sets forth the approximate percentage of sales attributable by merchandise category:

Year Ended September 30, 2007
Hair care	39.5%
Hair color	22.5%
Promotional items(a)	12.7%
Skin and nail care	8.7%
Electrical appliances	7.5%
Brushes, cutlery and accessories	3.8%
Salon equipment	2.3%
Other beauty items	2.0%
Ethnic products	1.0%
Total	100.0%

(a)           Promotional items consists of sales from other categories that are sold on a discounted basis

Marketing and Advertising

BSG’s marketing program is designed to promote its extensive selection of brand name products at competitive prices. BSG distributes at its stores and mails to its salon and salon professional customers multi-page color flyers that highlight promotional products. Some BSG stores also host monthly manufacturer-sponsored classes for customers. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, are educated on new products and beauty trends. We believe these classes increase brand awareness and drive sales in BSG stores.

Store Locations

BSG stores are primarily located in secondary strip shopping centers. Although BSG stores are located in visible and convenient locations, salon professionals are less sensitive about store location than Sally Beauty Supply customers.

The following table provides a history of BSG store openings since the beginning of fiscal year 2003:

	Year Ended September 30,
	2007	2006	2005	2004	2003
Stores open at beginning of period	828	822	692	543	535
Net store openings during period	46	6	37	26	8
Stores acquired during period	—	—	93	123	—
Stores open at end of period	874	828	822	692	543

Our Strategy

We believe there are significant opportunities to increase our sales and profitability through the further implementation of our operating strategy and by growing our store base in existing and contiguous markets, both organically and through strategic acquisitions. Specific elements of our growth strategy include the following:

Increase Sales Productivity of Our Stores

We intend to grow comparable store sales by focusing on improving our merchandise mix and introducing new products. In addition, we plan to tailor our marketing, advertising and promotions to attract new customers and increase sales with existing customers. We also plan to enhance our customer loyalty programs, which allow us to collect point-of-sale customer data and increase our understanding of customers’ needs.

Open New Stores and Exploring New Markets

In fiscal year 2007, we opened 83 and 46 net new stores for Sally Beauty Supply and BSG, respectively. Because of the limited initial capital outlay, rapid payback, and attractive return on capital, we intend to continue to expand our Sally Beauty Supply and BSG store base. We believe there are growth opportunities for additional stores in the U.S., Canada, Mexico and Europe. In addition, we are exploring the potential to enter new markets such as South America. We expect new store openings in existing and new markets to be an important aspect of our future growth opportunities.

Increase Sales of Exclusive Label Products

We currently intend to grow exclusive label sales in Sally Beauty Supply. We believe our customers view our exclusive label products as high-quality, recognizable brands, which are competitive with leading third-party branded merchandise. Exclusive label products are currently sold through our Sally Beauty Supply stores, with very limited exclusive label offerings at BSG. Exclusive label products account for a substantial amount of the Sally Beauty Supply segment net sales and generate a gross margin greater than that of the leading third-party brands sold through our stores. Potential growth for such products is believed to be significant. In addition, our broad exclusive label product offering minimizes our dependence on any one brand or supplier. We believe exclusive label products present opportunities to grow profits and also increase store loyalty.

Increase Operating Efficiency and Profitability

We believe there are opportunities to increase the profitability of operations, especially in our BSG business. During fiscal year 2007 we made certain changes which included right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure. We completed a re-branding project at BSG that repositioned all of our North American company-owned stores under a common name and store identity, CosmoProf, which we believe will improve brand consistency, save on advertising and promotional costs and allow for a more focused marketing strategy. We are also currently implementing a two-year, $19.0 million capital spending program to consolidate BSG warehouses and reduce administrative expenses related to BSG’s distribution network. Additionally during fiscal year 2007 we implemented working capital improvement initiatives that are focused on the management of receivables, inventory and payables to further maximize our free cash flow. We also intend to undertake a full review of our procurement strategy. This initiative is intended to identify low cost alternative sources of supply in certain product categories from countries with low manufacturing costs. We also recently began offering some of our Sally Beauty Supply products for sale through Sally Beauty’s website (www.sallybeauty.com), which we expect will lead to additional sales for that business segment.

Pursue Strategic Acquisitions

We have completed more than 25 acquisitions over the last 10 years, predominantly in our BSG segment. We believe our experience in identifying attractive acquisition targets, our proven integration process, and our highly scalable infrastructure have created a strong platform for potential future acquisitions, subject to: (i) restrictions on our ability to finance acquisitions by incurring additional debt under our debt agreements; and (ii) restrictions on the amount of equity that we can issue to make acquisitions for at least two years following the Separation Transactions. We intend to continue to identify and evaluate acquisition targets both domestically and internationally, with a focus on expanding our exclusive BSG territories and allowing Sally Beauty Supply to enter new markets outside the U.S.

Competition

Although there are a limited number of sizable direct competitors to our business, the beauty industry is highly competitive. In each area in which we operate, we experience domestic and international competition, including mass merchandisers, drug stores, supermarkets and other chains, offering similar or substitute beauty products at comparable prices. Our business also faces competition from department stores. In addition, our business competes with local and regional open-line beauty supply stores and full-service distributors selling directly to salons and salon professionals through both professional distributor sales consultants and outlets open only to salons and salon professionals. Our business also faces increasing competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or align themselves with our competitors. Some of these manufacturers are vertically integrating through the acquisition of distributors and stores. In addition, these manufacturers may acquire additional brands that we currently distribute and attempt to shift these products to their own distribution channels. Our business also faces competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products. See “Risk Factors—The beauty products distribution industry is highly competitive.”

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and contribute to our success:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading market positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply market, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. We operate in ten countries outside the U.S. and Puerto Rico, offering up to 7,700 and 9,800 SKUs in Sally Beauty Supply and BSG stores, respectively, to a potential customer base that includes millions of retail consumers, and more than 230,000 salons in the U.S.

Differentiated Customer Value Proposition

We believe that our stores are differentiated from their competitors through convenient location, broad selection of professional beauty products (including leading third-party branded and (in Sally Beauty Supply stores) exclusive label merchandise), high levels of in-stock merchandise, knowledgeable salespeople and competitive pricing. Our merchandise mix includes a comprehensive ethnic product selection, which is tailored by store based on market demographics and category performance. African-American products represent approximately 10% of net sales in U.S. Sally Beauty Supply stores during fiscal year 2007, and we believe that the breadth of its selection of these products further differentiates Sally Beauty Supply from its competitors. In addition, as discussed above, Sally Beauty Supply also offers a customer loyalty program for Sally Beauty Supply customers, the Beauty Club, whereby members receive a special, discounted price on products and are also eligible for a special Beauty Club e-mail newsletter with additional promotional offerings, beauty tips and new product information for a nominal annual fee. We believe that our differentiated customer value proposition and strong brands drive customer loyalty and high repeat traffic, contributing to our consistent historical financial performance. Our BSG professional distributor sales consultants benefit from their customers having access to the BSG store system. Customers have the ability to pick up the products they need between sales visits from professional distributor sales consultants.

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital. The capital requirements to open a U.S. based Sally Beauty Supply or BSG store, excluding inventory, average approximately $60,000 and $75,000, respectively. Sally Beauty Supply and BSG stores average approximately 1,700 and 2,700 square feet in size, respectively, and are typically located within strip shopping centers. Strong average sales per square foot combined with minimal staffing requirements, low rent expense and limited initial capital outlay, typically result in positive contribution margins within three to four months, and cash payback on investment within approximately two years. Due to such attractive investment returns and relatively high operating profit contributions per store, over the past five years Sally Beauty Supply and BSG have opened 415 and 123 net new stores, respectively.

Consistent Financial Performance

We have a proven track record of strong growth and consistent profitability due to superior operating performance, new store openings and strategic acquisitions. Over the past five fiscal years, our comparable store sales growth has been positive in each year and has averaged 3.5%, as set forth in the following table:

	Year Ended September 30,
Comparable store sales growth:	2007	2006	2005	2004	2003
Sally Beauty Supply	2.7%	2.4%	2.4%	3.8%	2.7%
Beauty Systems Group	10.1%	4.1%	(0.6)%	8.5%	4.6%
Consolidated	4.5%	2.8%	1.8%	4.6%	3.8%

Experienced Management Team with a Proven Track Record

Our management team, which includes the management team of Sally Beauty, is led by President and Chief Executive Officer Gary Winterhalter and has a strong record of net sales growth and profitability improvement.

Customer Service

We strive to complement our extensive merchandise selection and innovative store design with superior customer service. We actively recruit individuals with cosmetology experience because we believe that such individuals are more knowledgeable about the products they sell. Additionally, Sally Beauty Supply recruits individuals with retail experience because we believe their general retail knowledge can be leveraged in the beauty supply industry. We believe that employees’ knowledge of the products and ability to demonstrate and explain the advantages of the products increases sales and that their prompt, knowledgeable service fosters the confidence and loyalty of customers and differentiates our business from other professional beauty supply distributors.

We emphasize product knowledge during initial training as well as during ongoing training sessions, with programs intended to provide new associates and managers with significant training. The training programs encompass operational and product training and are designed to increase employee and store productivity. Store employees are also required to participate in training on an ongoing basis to keep up-to-date on products and operational practices.

Most of our stores are staffed with a store manager, and two or three full-time or part-time associates. BSG stores are generally also staffed with an assistant manager. The operations of each store are supervised by a district manager, who reports to a territory manager.

Suppliers

We purchase our merchandise directly from manufacturers and fillers through supply contracts and by purchase order. For fiscal year 2007, our two largest suppliers were Procter & Gamble Co., or P&G, and the Professional Products Division of L’Oreal USA S/D, Inc., or L’Oreal. Products are purchased from most manufacturers and fillers on an at-will basis or under contracts which can be terminated without cause upon 90 days notice or less or expire without express rights of renewal. Such manufacturers and fillers could discontinue sales to us at any time or upon short notice.

As is typical in distribution businesses, relationships with suppliers are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. See “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.” However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between us and our suppliers through, among other things, the development of new or expanded supplier relationships.

On December 19, 2006, we announced that: (i) BSG, other than its Armstrong McCall L.P., or Armstrong McCall, division, would not retain its rights to distribute the professional products of L’Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG had distribution rights; and (ii) BSG’s Armstrong McCall division would not retain the rights to distribute Redken professional products through distributor sales consultants or its stores. In an effort to replace these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Sales of L’Oreal products in BSG U.S. based stores (excluding BSG’s Armstrong McCall division) were approximately $121 million during fiscal year 2007. Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories. During fiscal year 2007, sales of L’Oreal products at Armstrong McCall were approximately $52 million. See “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

Distribution

As of September 30, 2007, we operated 21 distribution centers, 6 of which serviced Sally Beauty Supply and 15 of which serviced BSG. Our purchasing and distribution system is designed to minimize the delivered cost of merchandise and maximize the level of merchandise in-stock in stores. This distribution system also allows for monitoring of delivery times and maintenance of appropriate inventory levels. Product deliveries are typically made to our stores on a weekly basis. Each distribution center has a quality control department that monitors products received from suppliers. We utilize proprietary software systems to provide computerized warehouse locator and inventory support.

We are currently implementing a two-year, $19.0 million capital spending program, which will continue into fiscal year 2008, to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. We expect to achieve annual cost savings of approximately $10.0 million annually from this project within the next two years. See “Risk Factors —We are not certain that our ongoing cost control plans will continue to be successful.”

Management Information Systems

Our management information systems provide order processing, accounting and management information for the marketing, distribution and store operations functions of our business. Most of these systems have been developed internally. The information gathered by the management information systems supports automatic replenishment of in-store inventory and provides support for product purchase decisions. See “Risk Factors—We may be adversely affected by any disruption in our information technology systems.”

Employees

In our domestic and foreign operations, we had approximately 18,500 full-time equivalent employees as of September 30, 2007 consisting of approximately 13,600 hourly personnel and 4,900 salaried employees.

Certain subsidiaries in Mexico have collective bargaining agreements, covering warehouse and store personnel, which expire at various times over the next several years. We believe we have good relationships with our employees.

Regulation

We are subject to a wide variety of laws and regulations, which historically have not had a material effect on our business. For example, in the U.S., most of the products sold and the content and methods of advertising and marketing utilized are regulated by a host of federal agencies, including, in each case, one of more of the following: the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, and the Consumer Products Safety Commission. The transportation and disposal of many of our products are also subject to federal regulation. State and local agencies regulate many aspects of our business. In markets outside of the U.S., regulation is also focused and comprehensive.

The franchisor-franchisee relationship poses a specific set of regulatory issues. We are subject to the regulation of offering and sale of franchises in the U.S. and Mexico. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon operations.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries throughout the world in which we operate. We and our subsidiaries own over 200 trademarks in the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws, in addition to confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10 or 15 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product.

Access to Public Filings

Our annual report on Form 10-K, our Quarterly Reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports are available, without charge, on Sally Beauty’s website, www.sallybeautyholdings.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We will provide copies of such reports to any person, without charge, upon written request to our office of Investor Relations by writing to: our Investor Relations Department at 3001 Colorado Blvd, Denton, TX 76210. The information found on our website shall not be considered to be part of this or any other report filed with or furnished to the SEC.

In addition to Sally Beauty’s website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

The following describes risks that we believe to be material to our business. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results could be materially and adversely affected. There may be additional risks, of which we are not aware or that we do not believe to be material that could materially and adversely affect our business. This report also contains forward-looking statements and the following risks could cause our actual results to differ materially from those anticipated in such forward-looking statements.

Risks Relating to Our Business

We have a limited history as a stand-alone company, may be unable to continue to make the changes necessary to operate effectively, and we rely upon Alberto-Culver for the accuracy of certain historical services and information.

We recently separated from Alberto-Culver and became an indirect subsidiary of Sally Beauty, an independent publicly-traded company. Apart from a limited number of services provided to us on a transitional basis, Alberto-Culver has no obligation to provide financial, operational or organizational assistance to us or any of our subsidiaries. In addition, we often rely upon Alberto-Culver for the accuracy and/or completeness of certain historical services and information provided to us when we were part of that company. For example Sally Beauty, as the successor entity to Alberto-Culver after the separation, relies upon the prior-year federal income tax returns of Alberto-Culver, and accounting methods established therein, for certain calculations that affect Sally Beauty’s and our U.S. federal income tax liability. Please see “Risks Relating to the Tax Treatment of Our Separation from Alberto-Culver and Relating to Sally Beauty’s Largest Stockholder” below. We also rely upon Alberto-Culver for historical information related to our insurance programs and other benefits. There can be no assurance that our separation from Alberto-Culver, the resulting absence of its general administrative and professional assistance, or our reliance upon the accuracy or completeness of historical information or services previously provided by them will not have an adverse impact on our business, financial condition and results of operations.

The accounting and other management systems and resources of Sally Beauty, our ultimate parent, may not be adequately prepared to meet the financial reporting and other requirements to which Sally Beauty and we are subject following our separation from Alberto-Culver.

Our financial results previously were included within the consolidated results of Alberto-Culver, and the reporting and control systems were appropriate for those of subsidiaries of a reporting company. However, neither we nor any of our subsidiaries was directly subject to reporting and other requirements of the Exchange Act. Sally Beauty, as an independent publicly-traded company, is now directly subject to reporting and other obligations under the Exchange Act. In addition, as a result of the registered exchange offers for our senior notes and our senior subordinated notes, which we refer to collectively as the Notes, which was completed in July 2007, we are now directly subject to reporting and other requirements of the Exchange Act. These reporting and other requirements place significant demands on the management and administrative and operational resources, including accounting resources, of Sally Beauty, us and our subsidiaries. As reporting companies, we and Sally Beauty incur significant legal, accounting, and other expenses that we and it did not incur as non-reporting companies. Under the SEC rules and regulations, as well as those of the New York Stock Exchange, our compliance costs have increased.

In addition, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of, the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of such internal controls. Such reports will first be required with respect to our Annual Report for the fiscal year ending September 30, 2008. If we fail to properly assess and/or achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls are necessary to help prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our debt instruments.

To comply with these requirements, Sally Beauty, we and our subsidiaries are upgrading our systems, including information technology, implementing additional financial and management controls, reporting systems and procedures, and have hired additional legal, accounting and finance staff. In particular, during fiscal year 2008 we will be upgrading our financial reporting system. These and any other required upgrades to our financial and management controls, reporting systems, information technology and procedures under the financial reporting requirements and other rules that apply to reporting companies, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of upgrades, or the impact on the reliability of our data from these upgrades will not have a material adverse effect on our business, financial condition or results of operations.

Our historical consolidated financial information contained in this report does not represent our future financial position, results of operations or cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a separate reporting company during the periods presented.

Our historical consolidated financial information for the periods prior to the Separation Transactions included in this report is not representative of our future financial position, results of operations or cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a separate reporting company independent from Alberto-Culver during the periods presented. This is primarily because:

•             Our historical consolidated financial information for the periods prior to the Separation Transactions reflects allocation of expenses from Alberto-Culver. Those allocations may be different from the comparable expenses we would have incurred as a separate company.

•             Our working capital requirements for the periods prior to the Separation Transactions historically were satisfied as part of Alberto-Culver’s corporate-wide cash management policies. In connection with the Separation Transactions, we incurred a large amount of indebtedness and assumed significant debt service costs. As a result, our cost of debt and capitalization are significantly different from that reflected in our historical consolidated financial information for periods prior to the Separation Transactions.

•             As a result of the Separation Transactions, there have been significant changes in our cost structure, including the costs of establishing an appropriate accounting and reporting system, debt service obligations and other costs of being a stand-alone company.

We may not be able to realize the anticipated benefits of our separation from Alberto-Culver on a timely basis or at all.

The success of the Separation Transactions depends, in part, on our ability to realize the anticipated benefits of our separation from Alberto-Culver. These anticipated benefits include increased brand and product recognition as a result of our increased ability to engage in more aggressive marketing and advertising campaigns following the elimination of difficulties arising from our businesses’ competition with the customers and suppliers of Alberto-Culver’s consumer products business, and the potential for increased operating earnings of our business expected to result from allowing us to focus our attention and resources on our business and customers. We cannot assure you these benefits will occur or that we will be able to achieve growth in the future comparable to our businesses’ recent historical sales and earnings growth.

As a separate entity, we do not enjoy all of the benefits of scale that Alberto-Culver achieved with the combination of the consumer products business and our business.

Prior to the Separation Transactions, Alberto-Culver benefited from the scope and scale of the consumer products business and our business in certain areas, including, among other things, risk management, employee benefits, regulatory compliance, administrative services and human resources. Our loss of these benefits as a consequence of our separation from Alberto-Culver could have an adverse effect on our business, results of operations and financial condition. For example, it is possible that some costs will be greater for us than they were for Alberto-Culver due to the loss of volume discounts and the position of being a large customer to service providers and vendors. In addition, the separation eliminated Alberto-Culver’s diversification that resulted from operating the consumer products business of Alberto-Culver alongside our distribution business that tended to mitigate financial and operations volatility. As a result, we may experience increased volatility in terms of cash flow, operating results, working capital and financing requirements.

We are a holding company, with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends to Sally Beauty is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Furthermore, we and our subsidiaries may be severely restricted or prohibited from making distributions, paying dividends or making loans to us.

The beauty products distribution industry is highly competitive and is consolidating.

The beauty products distribution industry is highly fragmented and there are few significant barriers to entry into the markets for most of the types of products and services we sell. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase products from manufacturers, quality, perceived value, consumer brand name recognition, packaging and mix of the products we sell; customer service; the efficiency of our distribution network; and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices to retain business or marketplace share. Some of our competitors are larger and have greater financial and other resources than we do, and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot meet in a timely or cost-effective manner, our business may be adversely affected.

In addition, our industry is consolidating, which may give our competitors increased negotiating leverage and greater marketing resources, thereby providing corresponding competitive advantages over us. For instance, we may lose customers if our competitors that own national chains acquire additional salons that are BSG customers or if professional beauty supply manufacturers align themselves with other beauty product wholesale and retail suppliers who compete with BSG. For example, our largest supplier, L’Oreal, has moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal has also announced the acquisition of distributors competitive with BSG in the southeastern U.S. as well as the west coast of the U.S. As a result, L’Oreal is entering into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. In addition, L’Oreal has announced the acquisition of a supplier (Pureology) that does not currently do business with BSG. If L’Oreal acquired a supplier that did conduct business with BSG, we could lose that revenue as well. Such consolidation may increase competition from distribution channels related to suppliers and place more leverage in the hands of those suppliers to negotiate better margins on products sold in our stores.

If we are unable to compete effectively in our marketplace or if competitors could divert our customers away from our stores, it could adversely impact our business, financial condition and results of operations.

We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand.

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for beauty products. If we do not anticipate and respond to trends in the market for beauty products and changing consumer demands in a timely manner, our sales may decline significantly and we may be required to mark down certain products to sell the resulting excess inventory at prices which can be significantly lower than the normal retail or wholesale price, which could adversely impact our business, financial condition and results of operations. In addition, we depend on our inventory management and information technology systems in order to replenish inventories and deliver products to store locations in response to customer demands. Any systems-related problems could result in difficulties satisfying the demands of customers which, in turn, could adversely affect our sales and profitability.

We expect the aging baby-boomer population to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair-loss products. Additionally, we expect continuously changing fashion-related trends that drive new hair styles to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. If we are unable to anticipate and respond to trends in the market for beauty products and changing consumer demands, our business could suffer.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture the brand name or exclusive label products we sell, and instead purchase our products from manufacturers and fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. For fiscal year 2007, our two largest suppliers were Procter & Gamble Co., or P&G, and the Professional Products Division of L’Oreal USA S/D, Inc., or L’Oreal. BSG’s largest supplier, L’Oreal, represented approximately 24% of BSG’s total net sales in fiscal year 2007.

In addition, since we purchase products from many manufacturers and fillers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days notice or less or which expire without express rights of renewal, such manufacturers and fillers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For example, in April 2007 Farouk Systems, Inc. filed an action seeking a declaratory judgment that it is entitled to terminate a long-term distribution agreement with Armstrong McCall. Armstrong McCall is vigorously defending its rights under the agreement. We may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

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

Some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full-service/exclusive and open-line distributors like BSG and Sally Beauty Supply, by promoting their own distribution channels, as discussed above. These suppliers may offer advantages, such as discounted prices, when their products are purchased from distribution channels they control. If our access to supplier-provided products were to be diminished relative to our competitors, our business could be materially and adversely affected. Also, consolidation among suppliers may increase their negotiating leverage, thereby providing them with competitive advantages over us that may increase our costs and reduce our revenues, adversely affecting our business, financial condition and results of operations.

On December 19, 2006, we announced that: (i) BSG, other than its Armstrong McCall division, would not retain its rights to distribute the professional products of L’Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG had distribution rights; and (ii) BSG’s Armstrong McCall division would not retain the rights to distribute Redken professional products through its franchises. In an effort to replace these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories.

Although we plan to mitigate the negative effects resulting from unfavorable changes in our relationships with suppliers, such as L’Oreal, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights. BSG’s loss of distribution rights through its distributor sales consultants, as well as the loss of exclusive rights to distribute L’Oreal products in its stores, has also resulted in margin pressure on BSG’s remaining L’Oreal revenues, and this pressure is currently projected to continue during fiscal year 2008. In addition, one of our key strategies in dealing with the loss of the L’Oreal distribution rights has been to attempt to shift a portion of the L’Oreal purchases by BSG customers previously served by the distributor sales consultants to our BSG stores. We did not significantly shift a portion of L’Oreal purchases by BSG customers previously served by the distribution sales consultants to stores during fiscal year 2007, and we no longer expect to do so in the future. As discussed above, L’Oreal is entering into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. For example, L’Oreal could attempt to terminate our contracts to carry certain of their products in BSG stores, which brought in revenues of approximately $121 million in U.S. sales for fiscal year 2007 and have expiration dates at the end of 2012. Therefore, there can be no assurance that the impact of these developments will not adversely impact revenue to a greater degree than we currently expect, or that our efforts to mitigate the impact of these developments will be successful. If the impact of these developments is greater than we expect or our efforts to mitigate the impact of these developments are not successful, this could have a material adverse effect on our business, financial condition or results of operations.

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

We do not control the production process for the brand name and exclusive label products we sell. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding whether such products have been manufactured in accordance with applicable governmental regulations. We may not be able to identify a defect in a product we purchase from a manufacturer or filler before we offer such product for resale, which could result in fines or other actions by government regulators, product liability claims, product recalls, harm to our credibility, impairment of customer relationships or a decrease in the market acceptance of brand names, any of which could adversely affect our business, financial condition and results of operations.

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

Any actual defects or allegations of defects in products sold by us could result in adverse publicity and harm our credibility, which could adversely affect our business, financial condition and results of operations. Although we may have indemnification rights against the manufacturers of many of the products we distribute and rights as an “additional insured” under the manufacturer’s insurance policies, it is not certain that any individual manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us. Further, some types of actions and penalties, including many actions or penalties imposed by governmental agencies and punitive damages awards, may not be remediable through reliance on indemnity agreements or insurance. Furthermore, potential product liability claims may exceed the amount of indemnity or insurance coverage or be excluded under the terms of an indemnity agreement or insurance policy. If we are forced to pay to satisfy such claims, it could have an adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we do not comply with laws and regulations or if we become subject to additional or more stringent laws and regulations.

We are subject to a number of U.S. federal, state and local laws and regulations, as well as the laws and regulations applicable in each other market in which we do business. These laws and regulations govern the composition, packaging, labeling and safety of the products we sell, the methods we use to sell these products and the methods we use to import these products. Non-compliance with applicable laws and regulations of governmental authorities, including the FDA and similar authorities in other jurisdictions, by us or the manufacturers of the products sold by us could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. The laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. Continued legal compliance could require the review and possible reformulation or relabeling of certain products, as well as the possible removal of some products from the market altogether. Legal compliance could also lead to considerably higher internal regulatory costs. Manufacturers may try to recover some or all of any increased costs of compliance by increasing the prices at which we purchase products and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws and regulations that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition and results of operations.

Laws and regulations impact our business in many areas that have no direct relation to the products we sell. For example, as a reporting company, we are subject to a number of laws and regulations related to the issuance and sale of our securities. Another area of intense regulation is that of the relationships we have with our employees, including compliance with many different wage/hour and nondiscrimination related regulatory schemes. Violation of any of the laws or regulations governing our business and the assertion of individual or class-wide claims could have an adverse effect on our business, financial condition and results of operations.

Product diversion could have an adverse impact on our revenues.

The majority of the products that BSG sells, including those sold by our Armstrong McCall franchisees, are meant to be used exclusively by salons and individual salon professionals or are meant to be sold exclusively by the purchasers, such as salons, to their retail consumers. However, despite our efforts to prevent diversion, incidents of product diversion occur, whereby our products are sold by these purchasers (and possibly by other bulk purchasers such as franchisees) to wholesalers and general merchandise retailers. These retailers, in turn, sell such products to consumers. The diverted product may be old, tainted or damaged and sold through unapproved outlets, all of which could diminish the value of the particular brand. Diversion may result in lower net sales for BSG should consumers choose to purchase diverted products from retailers rather than purchasing from our customers, or choose other products altogether because of the perceived loss of brand prestige.

Product diversion is generally prohibited under our supplier contracts and we may be under a contractual obligation to stop selling to salons, salon professionals and other bulk purchasers who engage in product diversion. If we fail to stop diversion as required (including known diversion of products sold through our Armstrong McCall franchisees), our supplier contracts could be adversely affected or even terminated. In addition, our investigation and enforcement of our anti-diversion policies may result in reduced sales to our customer base, thereby decreasing our revenues and profitability.

BSG’s financial results are affected by the financial results of BSG’s franchised-based business (Armstrong McCall).

BSG receives revenue from products purchased by Armstrong McCall franchisees. Accordingly, a portion of BSG’s financial results is to an extent dependent upon the operational and financial success of these franchisees, including their implementation of BSG’s strategic plans. If sales trends or economic conditions worsen for Armstrong McCall’s franchisees, their financial results may worsen. When Armstrong McCall divests company-owned stores, Armstrong McCall is often required to remain responsible for lease payments for these stores to the extent that the relevant franchisees default on their leases. Additionally, if Armstrong McCall franchisees fail to renew their franchise agreements, or if Armstrong McCall fails to meet its obligations under its franchise agreements or vendor distribution agreements or is required to restructure its franchise agreements in connection with such renewal, it could result in decreased revenues for BSG or legal issues with our franchisees or vendors.

Our new Internet-based business may be unsuccessful or may cause internal channel conflict.

We recently began offering some of our beauty products for sale through Sally Beauty's website (www.sallybeauty.com). Therefore we will now encounter risks and difficulties frequently experienced in Internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our Internet operations, our websites, and our software and other related operational systems. In addition, our new Internet-based business may conflict with the success of our Sally Beauty stores. For example, our Internet-based business may compete with our Sally Beauty stores for the same customers. Although we believe that our participation in both Internet-based and store-based sales is a distinct advantage for us due to synergies and the potential for new customers, customer conflicts between these offerings could create issues that have the potential to adversely affect our results of operations. For example, such conflict could cause some of our current or potential Internet customers to consider competing distributors of beauty products.

We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions.

In the past several years, we have completed several significant acquisitions, the majority of which were for the BSG business. We intend to continue to pursue additional acquisitions in the future. Our business has in the past actively reviewed acquisition prospects that would complement our existing lines of business, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable acquisition candidates.

If suitable candidates are identified, sufficient funds may not be available to make such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition (as discussed below), the amount of equity that Sally Beauty can issue to make acquisitions or raise additional capital will be severely limited for at least two years following the Separation Transactions (or November 2008), which will make equity generally unavailable to fund acquisitions. Also, because we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt, we may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could be increased as a result of any acquisitions.

If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations.

Any acquisitions that we do make may be difficult to integrate profitably into our business and may entail numerous risks, including:

•             difficulties in assimilating acquired operations, stores or products, including the loss of key employees from acquired businesses;

•             difficulties and costs associated with integrating and evaluating the information systems and/or internal control systems of acquired businesses;

•             expenses associated with the amortization of identifiable intangible assets;

•             problems retaining key technical, operational and administrative personnel;

•             diversion of management’s attention from our core business, including loss of management focus on marketplace developments;

•             complying with foreign regulatory requirements, including multi-jurisdictional competition rules;

•             enforcement of intellectual property rights in some foreign countries;

•             adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers of the acquired businesses;

•             operating inefficiencies and negative impact on profitability;

•             entering markets in which we have limited or no prior experience; and

•             those related to general economic and political conditions, including legal and other barriers to cross-border investment in general, or by U.S. companies in particular.

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

Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic markets. The capital requirements to open a U.S. based Sally Beauty Supply or BSG store, excluding inventory, average approximately $60,000 and $75,000, respectively. However, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

•             the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•             proximity to existing stores that may reduce new stores’ sales or the sales of existing stores;

•             difficulties in adapting our distribution and other operational and management systems to an expanded network of stores;

•             the potential inability to obtain adequate financing to fund expansion because of our high leverage and limitations on Sally Beauty’s ability to issue equity for at least two years following the Separation Transactions, among other things;

•             increased (and sometimes unanticipated) costs associated with opening stores in new international markets;

•             difficulties in obtaining any needed governmental and third-party consents, permits and licenses needed to operate additional stores; and

•             potential limitations on capital, expenditures which may be included in financing documents that we enter into.

We are not certain that our ongoing cost control plans will continue to be successful.

Our business strategy depends, to a substantial degree, on continuing to control or reduce operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs. These activities include right-sizing the BSG business (including some targeted reductions-in-force) and maximizing the efficiency of our structure, including through  the implementation of a two-year, $19.0 million capital spending program in fiscal years 2007 and 2008 to consolidate BSG warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect.

If we are unable to protect our intellectual property rights, specifically our trademarks, our ability to compete could be negatively impacted.

The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We own certain trademark and brand name rights used in connection with our business including, but not limited to, “Sally,” “Sally Beauty,” “Sally Beauty Supply,” “Sally ProCard,” “BSG,” “CosmoProf,” “Armstrong McCall,” “ion,” “Salon Services” and “Beauty Club.” We protect our intellectual property rights through a variety of methods, including trademarks which are registered or legally protected in the U.S., Canada and other countries throughout the world in which our business operates. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants, and others who have access to our proprietary information. While we intend to vigorously protect our trademarks against infringement, we may not be successful in doing so. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our intellectual property rights and trademarks are expected to continue to be substantial.

Our ability to conduct business in international markets may be affected by legal, regulatory, and economic risks.

Our ability to capitalize on growth in new international markets and to grow or maintain our current level of operations in our existing international markets is subject to risks associated with our international operations. These risks include: unexpected changes in regulatory requirements; trade barriers to some international markets; economic and currency fluctuations in specific markets; potential difficulties in enforcing contracts, protecting assets, including intellectual property, and collecting receivables in certain foreign jurisdictions; potential tax liabilities associated with repatriating funds from foreign operations; and difficulties and costs of staffing, managing and accounting for foreign operations.

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

As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. In particular, during fiscal year 2008 we will be upgrading our financial reporting system, our distribution systems (in connection with our capital spending program to consolidate warehouses, as discussed below), implementing new warehouse systems at our Armstrong McCall warehouse and implementing a new point-of-sale system for tracking customer sales. These and any other required upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. Since our systems are proprietary, our options are limited in seeking third-party help with the operation and upgrade of these systems. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our business, financial condition or results of operations.

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

In connection with the Separation Transactions, together with certain of our subsidiaries, we incurred approximately $1,850.0 million in debt. As of September 30, 2007, we had an aggregate principal amount of approximately $1,775.7 million, including capital lease obligations, of outstanding debt, and a total debt to equity ratio of -2.28:1.00.

Our substantial debt could have important consequences to you. For example, it could:

•             make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

•             limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes;

•             require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, capital expenditures and other general corporate purposes;

•             increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations because a portion of our borrowings are at variable rates of interest, including borrowings under our senior secured term loan facilities and our asset-backed senior secured loan facility, which we refer to collectively as the senior secured credit facilities;

•             place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

•             limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase; and

•             limit our flexibility to adjust to changing market conditions and ability to withstand competitive pressures, or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business.

Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2007, our senior credit facilities provided us commitments for additional borrowings of up to approximately $334.6 million under the asset-backed senior secured loan, or ABL, facility, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase and we may not be able to meet all our debt obligations. In addition, the agreements governing our senior credit facilities as well as the indentures governing our senior notes and senior subordinated notes, which we refer to collectively as the Notes, do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

The senior secured term loan facilities, which we refer to as the Term Loans, contain covenants that, among other things, restrict our and our subsidiaries’ ability to:

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

•             engage in certain transactions with affiliates; and

•                  permit restrictions on our subsidiaries’ ability to pay dividends.

The ABL facility contains covenants that, among other things, restrict us and our subsidiaries’ ability to:

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

•             change the fiscal year of us or our direct parent; and

•             create or incur negative pledges.

The Term Loans contain a requirement that we not exceed a maximum ratio of net senior secured debt to consolidated EBITDA (as those terms are defined in the relevant credit agreement). In addition, if we fail to maintain a specified minimum level of borrowing capacity under the ABL facility, we will then be obligated to maintain a specified fixed-charge coverage ratio. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

The indentures governing the senior notes and the Notes also contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

•             engage in certain transactions with affiliates; and

•             permit restrictions on our subsidiaries’ ability to pay dividends.

The restrictions in the indentures governing our Notes and the terms of our senior credit facilities may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason they are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the senior credit facilities and the indentures for the Notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either the senior credit facilities or the indentures that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the senior credit facilities, could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under the senior credit facilities and may not be able to repay the amounts due under the Term Loans and the Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to service all of our debt and our ability to refinance all or a portion of our indebtedness or obtain additional financing depend on many factors beyond our control.

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

We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facilities and the indentures governing the Notes restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

You should not expect Sally Capital to participate in making payments on the Notes.

Sally Capital is our wholly-owned subsidiary, which acts as a co-issuer solely to facilitate the issuance of the Notes. Sally Capital does not have any operations or assets of any kind and did not receive any proceeds from the issuance of the Notes. You should not expect Sally Capital to participate in servicing any of our obligations in the Notes.

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

A decrease in interest rates would increase our interest expense (due to our interest rate swaps) and could reduce our profitability.

We have entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million. These interest rate swap agreements relate to $500.0 million of the $1,070.0 million term loans A and B due in fiscal years 2013 and 2014, respectively, to manage our risk associated with changing interest rates. Please see Note 12 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” of this report and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” for a discussion of interest rate swap agreements. We utilize interest rate swaps to manage our financial risk associated with changing interest rates and account for them under Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133. SFAS 133 requires that all derivatives be marked to market (fair value). Our current interest rate swap agreements do not qualify as hedges and therefore, the change in fair value of the interest rate swap agreements, which are adjusted quarterly, are recorded in the consolidated statements of earnings. The marked to market impact of the swap agreements on interest expense was an increase of approximately $3.0 million for fiscal year 2007. Future changes in the fair value of the interest rate swap agreements will continue to increase or decrease our interest expense and could have the potential to affect our profitability.

Risks Relating to the Tax Treatment of Our Separation from Alberto-Culver and Relating To Sally Beauty’s Largest Stockholder

If the share distribution of Alberto-Culver common stock in the transactions separating us from Alberto-Culver  did not constitute a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or if Sally Beauty became liable for additional taxes owed by Alberto-Culver, then we may be responsible for payment of significant U.S. federal income taxes.

The following discussion describes the risk that the share distribution of Alberto-Culver common stock in the Separation Transactions may have triggered significant tax liabilities for Sally Beauty, our ultimate parent company, possibly resulting in a material adverse effect on us. Since we will have been a member of Sally Beauty’s consolidated group of companies for U.S. federal income tax purposes and certain state tax purposes during the taxable year of the share distribution of Alberto-Culver common stock, we (and any other Sally Beauty subsidiaries that were also members of such group) will generally be liable for the income tax liabilities of Sally Beauty’s consolidated group of companies for that taxable year. Therefore, if Sally Beauty incurs significant income tax liabilities as a result of the share distribution of Alberto-Culver common stock and is unable to pay these taxes, we could be liable for such taxes to the taxing authorities.

In connection with the share distribution of Alberto-Culver common stock in the separation, Sally Beauty received (i) a private letter ruling from the Internal Revenue Service, or IRS, and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. The private letter ruling and the opinion of counsel were based, in part, on assumptions and representations as to factual matters made by, among others, Alberto-Culver, Sally Beauty and representatives of Mrs. Carol L. Bernick, Mr. Leonard H. Lavin and certain other of Sally Beauty’s stockholders to whom we refer as the Lavin family stockholders, as requested by the IRS or counsel, which, if incorrect, could jeopardize the conclusions reached by the IRS and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the IRS to raise such issues upon a subsequent audit. Opinions of counsel neither bind the IRS or any court, nor preclude the IRS from adopting a contrary position.

If the Alberto-Culver share distribution were not to qualify as a tax-free distribution under Section 355 of the Code, Sally Beauty would recognize taxable gain equal to the excess of the fair market value of the Alberto-Culver common stock distributed to its stockholders over Sally Beauty’s tax basis in the Alberto-Culver common stock.

Even if the Alberto-Culver share distribution otherwise qualified as a tax-free distribution under Section 355 of the Code, it would result in significant U.S. federal income tax liabilities to Sally Beauty if there is an acquisition of its stock or stock of Alberto-Culver as part of a plan or series of related transactions that includes the Alberto-Culver share distribution and that results in an acquisition of 50% or more of Alberto-Culver’s or Sally Beauty’s outstanding common stock.

In the event that Sally Beauty recognizes a taxable gain in connection with the Alberto-Culver share distribution (either (i) because the Alberto-Culver share distribution did not qualify as a tax-free distribution under Section 355 of the Code or (ii) because of an acquisition by CDR Investors of 50% or more of Alberto-Culver or Sally Beauty’s outstanding common stock as part of a plan or series of related transactions that includes the Alberto-Culver share distribution), the taxable gain recognized by Sally Beauty would result in significant U.S. federal income tax liabilities to Sally Beauty. Under the Code, Sally Beauty and we would be jointly and severally liable for these taxes for which Alberto-Culver may be required to indemnify Sally Beauty under a tax allocation agreement, and there can be no assurance that Alberto-Culver would be able to fulfill its obligations under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

For purposes of determining whether the distribution of Alberto-Culver common stock to Sally Beauty’s stockholders in connection with the Alberto-Culver share distribution is disqualified as tax-free to Sally Beauty under the rules described in the second preceding paragraph, any acquisitions by CDR Investors of Sally Beauty’s stock or the stock of Alberto-Culver within two years before or after the Alberto-Culver share distribution are presumed to be part of a plan, although the parties may be able to rebut that presumption. For purposes of this test, the acquisition by CDR Investors, of 48% of Sally Beauty’s outstanding common stock on an undiluted basis that occurred in connection with the Separation Transactions will be treated as part of such a plan or series of transactions. Thus, a relatively minor additional change in the ownership of Sally Beauty’s common stock could trigger a significant tax liability for Sally Beauty under Section 355 of the Code.

The process for determining whether a prohibited change in control has occurred under the rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If Alberto-Culver does not carefully monitor its, or Sally Beauty does not carefully monitor its, compliance with these rules, this might inadvertently cause or permit a prohibited change in the ownership of Sally Beauty or of Alberto-Culver to occur, thereby triggering Alberto-Culver’s or Sally Beauty’s respective obligations to indemnify the other pursuant to the tax allocation agreement, which would have a material adverse effect on us and/or Alberto-Culver.

As the successor entity to Alberto-Culver after the separation, Sally Beauty relies upon the prior-year federal income tax returns of Alberto-Culver, and accounting methods established therein, for certain calculations that affect Sally Beauty’s and our U.S. federal income tax liability.

If any of the above events occur, Sally Beauty and us will be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to Sally Beauty under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder. In addition, these mutual indemnity obligations could discourage or prevent a third party from making a proposal to acquire Sally Beauty.

Actions taken by the Lavin family stockholders or by the CDR Investors could adversely affect the tax-free nature of the share distribution of Alberto-Culver common stock in connection with the transactions separating us from Alberto-Culver.

Sales and/or acquisitions by the Lavin family stockholders of Sally Beauty’s common stock or Alberto-Culver common stock may adversely affect the tax-free nature of the share distribution of Alberto-Culver common stock in the Separation Transactions. First, with certain exceptions, sales by the Lavin family stockholders of Sally Beauty’s common stock or Alberto-Culver common stock at any time after the Separation Transactions might be considered evidence that the share distribution was used principally as a device for the distribution of earnings and profits, particularly if the selling stockholder were found to have an intent to effect such sale at the time of the share distribution. If the IRS successfully asserted that the share distribution was used principally as such a device, the share distribution would not qualify as a tax-free distribution, and thus would be taxable to Sally Beauty. Second, with certain exceptions, if any of the Lavin family stockholders were to sell an amount of Sally Beauty’s common stock that it received in connection with the Separation Transactions (or to acquire additional shares of Sally Beauty’s common stock) within the two year period following completion of the Alberto-Culver share distribution, and that amount of stock, if added to the common stock comprising approximately 48% of Sally Beauty’s outstanding common stock on an undiluted basis that was acquired by CDR Investors were to equal or exceed 50% of Sally Beauty’s outstanding common stock, as determined under the Code and applicable

Treasury regulations, a deemed acquisition of control of Sally Beauty in connection with the Alberto-Culver share distribution would be presumed. If this presumption were not rebutted, Sally Beauty would be subject to significant U.S. federal income tax liabilities, which, if not reimbursed by Alberto-Culver, would have a material adverse effect on us. Similarly, acquisitions by the CDR Investors or their affiliates of Sally Beauty’s common stock may cause a deemed acquisition of control of Sally Beauty in connection with the Alberto-Culver share distribution.

Sally Beauty is affected by significant restrictions on its ability to issue equity securities following completion of the transactions separating us from Alberto-Culver.

Because of certain limitations imposed by the Code and regulations thereunder, the amount of equity that Sally Beauty can issue to make acquisitions or raise additional capital is severely limited and will continue to be so for at least two years following completion of the Separation Transactions, or November 2008. As a result, Sally Beauty may not be able to raise even a small amount of equity capital during that period. These limitations may restrict our ability to carry out our business objectives and to take advantage of opportunities that could be favorable to our business. In addition, because we, together with our subsidiaries, incurred approximately $1,850.0 million in debt in connection with those transactions, and the instruments governing our indebtedness contain limits on our ability to incur additional debt, Sally Beauty’s inability to raise even a small amount of equity capital at a time when we need additional capital could have a material adverse effect on our ability to service our debt and operate our business.

The voting power of Sally Beauty’s largest stockholder may discourage third party acquisitions of Sally Beauty at a premium.

CDRS, Sally Beauty’s largest stockholder, owns approximately 48% of its outstanding common stock on an undiluted basis. Pursuant to the stockholders agreement entered into by Sally Beauty, the CDR Investors and the Lavin family stockholders, which we refer to as the Stockholders Agreement, CDRS has designated five of Sally Beauty’s initial eleven directors, as well as the Chairman of the Board of Directors, and CDRS’ rights to nominate certain numbers of directors will continue so long as it owns specified percentages of Sally Beauty’s common stock. The CDR Investors’ ownership of Sally Beauty’s common stock may have the effect of discouraging offers to acquire control of Sally Beauty and may preclude holders of its common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of Sally Beauty.

The interests of the largest stockholder of Sally Beauty may differ from the interests of other holders of its common stock.

CDRS, Sally Beauty’s largest stockholder, owns approximately 48% of its outstanding common stock on an undiluted basis. Pursuant to the Stockholders Agreement, CDRS has designated five of Sally Beauty’s initial eleven directors and CDRS’ rights to nominate certain numbers of directors will continue so long as it owns specified percentages of its common stock, as discussed above. In addition, the current Chairman of Sally Beauty’s Board of Directors is affiliated with CDRS. The interests of CDRS may differ from those of other holders of Sally Beauty’s common stock in material respects. For example, CDRS may have an interest in pursuing acquisitions, divestitures, financings, re-financings, stockholder dividends or other transactions that, in its judgment, could enhance its overall equity portfolio or the short-term value of their investment in Sally Beauty, even though such transactions might involve substantial risks to holders of Sally Beauty’s common stock. The manager of CDRS’ ultimate parent is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers. Additionally, CDRS may determine that the disposition of some or all of its interests in Sally Beauty would be beneficial to it at a time when such disposition could be detrimental to us and/or to the other holders of Sally Beauty’s common stock. Moreover, the ownership by CDRS of approximately 48% of Sally Beauty’s outstanding common stock may have the effect of discouraging offers to acquire control of Sally Beauty and may preclude holders of Sally Beauty’s common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of Sally Beauty.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our store and warehouse locations are leased and our corporate headquarters and four warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2007:

	Sally Beauty Supply		Beauty Systems Group
Location	Company-Owned	Franchise	Company-Owned	Franchise
United States	2,226	—	623	143
International:
Puerto Rico	33	—	—	—
Spain	1	3	—	—
United Kingdom	261	12	—	—
Canada	16	—	76	—
Japan	28	—	—	—
Germany	31	—	—	—
Mexico	70	—	—	32
Ireland	3	10	—	—
Total International	443	25	76	32
Total Store Count	2,669	25	699	175

The following table provides locations for significant offices and warehouses and our corporate headquarters, as of September 30, 2007:

Location	Type of Facility	Business Segment
Company-Owned Properties:
Columbus, Ohio	Warehouse		(1)
Denton, Texas	Corporate Headquarters		(1)(2)
Denton, Texas	Warehouse		(1)(2)
Jacksonville, Florida	Warehouse		(1)
Reno, Nevada	Warehouse		(1)
Leased Properties:
Austin, Texas	Office, Warehouse		(2)
Benicia, California	Office, Warehouse		(2)
Blackburn, Lancashire, England	Warehouse		(1)
Calgary, Alberta, Canada	Office, Warehouse		(2)
Chatsworth, California	Office, Warehouse		(2)
Greenville, Ohio	Office, Warehouse		(2)
Mississauga, Ontario, Canada	Office, Warehouse		(2)
Spartanburg, South Carolina	Office, Warehouse		(2)
Monterrey, Nuevo Leon, Mexico	Office, Warehouse		(1)

(1)	Sally Beauty Supply

(2)	BSG

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending against us or our subsidiaries, as of September 30, 2007. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

We are subject to a number of U.S., federal, state and local laws and regulations, as well as the laws and regulations applicable in each other market in which we do business. These laws and regulations govern, among other things, the composition, packaging, labeling and safety of the products we sell, the methods we use to sell these products and the methods we use to import these products. We believe that we are in material compliance with such laws and regulations, although no assurance can be provided that this will remain true going forward.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I to Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the member units of Sally Holdings LLC. Sally Investment Holdings, LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc. owns all of the member units of Sally Holdings LLC.

We do not expect to pay dividends for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. See “Risk Factors—Risks Relating to Our Substantial Indebtedness” and Note 11 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data.”

On November 16, 2006, immediately prior to the Separation Transactions, Sally Holdings LLC paid a cash distribution in the aggregate amount of $1,809.7 million to its indirect parent, Sally Beauty Holdings, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data of Sally Holdings LLC and its consolidated subsidiaries for the year ended September 30, 2007, and of Sally Holdings, Inc. and its consolidated subsidiaries for the years ended September 30, 2006, 2005, 2004 and 2003 (in thousands). Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly owned subsidiary of Sally Beauty in connection with the Separation Transactions.

	Year Ended September 30,
	2007	2006	2005	2004	2003
Results of operations information:
Net sales	$2,513,772	$2,373,100	$2,254,307	$2,097,667	$1,824,008
Cost of products sold and distribution expenses	1,360,025	1,286,329	1,227,307	1,146,814	1,016,941
Gross profit	1,153,747	1,086,771	1,027,000	950,853	807,067
Selling, general and administrative expenses(a)	850,159	798,211	768,847	703,528	591,307
Depreciation and amortization	42,605	38,032	33,906	24,619	22,335
Sales-based service fee charged by Alberto-Culver	3,779	28,852	27,615	26,051	23,360
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock(b)	—	—	4,051	27,036	—
Transaction expenses(c)	21,502	41,475	—	—	—
Operating earnings	235,702	180,201	192,581	169,619	170,065
Interest expense, net(d)	145,972	92	2,966	2,250	347
Earnings before provision for income taxes	89,730	180,109	189,615	167,369	169,718
Provision for income taxes	41,169	69,916	73,154	62,059	62,205
Net earnings	$48,561	$110,193	$116,461	$105,310	$107,513
Operating data:
Number of retail stores (end of period):
Sally Beauty Supply	2,694	2,511	2,419	2,355	2,272
Beauty Systems Group	874	828	822	692	543
Total	3,568	3,339	3,241	3,047	2,815
Professional distributor sales consultants (end of period)	1,067	1,192	1,244	1,167	989
Comparable store sales growth(e):
Sally Beauty Supply	2.7%	2.4%	2.4%	3.8%	2.7%
Beauty Systems Group	10.1%	4.1%	(0.6)%	8.5%	4.6%
Consolidated	4.5%	2.8%	1.8%	4.6%	3.8%
Financial condition information (at period end):
Working capital	$341,891	$479,107	$382,482	$377,708	$383,643
Cash, cash equivalents and short-term investments	38,272	107,571	38,612	68,003	118,214
Property, plant and equipment, net	154,068	142,735	149,354	125,810	93,691
Total assets	1,404,261	1,338,841	1,225,507	1,102,428	932,163
Long-term debt, including notes payable to affiliated companies	1,758,594	621	18,828	34,872	24,173
Member’s (stockholder’s) (deficit) equity	$(780,317)	$1,005,967	$900,296	$786,163	$678,166

(a)

We adopted SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), using the modified prospective method, effective October 1, 2005. Fiscal years 2007 and 2006 include share-based compensation of $12.3 million and $5.2 million, respectively.

(b)

During fiscal year 2004, Alberto-Culver’s board of directors approved the conversion of all then-outstanding Alberto-Culver shares of Class A common stock into Class B common stock. Fiscal years 2005 and 2004 include non-cash charges related to this conversion.

(c)

Fiscal year 2007 includes one-time charges associated with the Separation Transactions. Fiscal year 2006 includes one-time charges associated with the termination of an agreement with Regis. See Note 3 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data.”

(d)

Interest expense in fiscal year 2007 is primarily attributable to the debt incurred in connection with the Separation Transactions. Prior to the Separation Transactions, interest expense was attributable to notes payable to then-affiliates.

(e)	Comparable stores are defined as company-owned stores that have been open for at least 14 months as of the last day of a month.

Prior to November 16, 2006, Alberto-Culver owned all shares of issued and outstanding common stock of Sally Holdings, Inc. Since November 16, 2006, all member units of Sally Holdings LLC have been owned by Sally Investment, a wholly-owned subsidiary of Sally Beauty.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of the financial condition, results of operations and cash flows of Sally Holdings LLC, a wholly-owned subsidiary of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc., and its consolidated subsidiaries, as of and for the fiscal year ended September 30, 2007. All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty. The financial condition as of September 30, 2006, and results of operations and cash flows for the fiscal years ended September 30, 2006 and 2005 are of Sally Holdings, Inc. Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly- owned subsidiary of Sally Beauty in connection with the Separation Transactions. Sally Capital, a Delaware corporation, is a wholly-owned subsidiary of Sally Holdings and does not have any assets or operations of any kind. This section should be read in conjunction with the audited consolidated financial statements of Sally Holdings, and for periods prior to the Separation Transactions, the audited consolidated financial statements of Sally Holdings, Inc., and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of Fiscal Year Ended September 30, 2007

•             On November 16, 2006, we separated from our parent, Alberto-Culver. In connection with the separation:

•                        We became an indirect wholly-owned subsidiary of Sally Beauty.

•                        We and certain of our subsidiaries incurred approximately $1,850.0 million of indebtedness.

•                        We used the proceeds of the indebtedness to make a $1,809.7 million distribution to Sally Beauty.

•                        Regular-way trading of Sally Beauty’s common stock commenced on November 17, 2006 on the NYSE under the symbol “SBH.”

•                        CDR Investors invested $575.0 million in Sally Beauty for an equity investment of approximately 48% of Sally Beauty’s common stock.

•                        Through the proceeds of the distribution and the investment, Sally Beauty issued a special cash dividend of $25.00 to Alberto-Culver stockholders for each share of common stock held as of the record date of the separation.

•             Financial and operating information:

•                        Net sales for fiscal year 2007 increased $140.7 million, or 5.9%, to $2,513.8 million, compared to fiscal year 2006.

•                        On December 19, 2006, we announced that BSG would no longer retain certain distribution rights to one of our major suppliers, which affected our fiscal year 2007 results.

•                        Operating earnings for fiscal year 2007 increased $55.5 million, or 30.8%, to $235.7 million, compared to fiscal year 2006.

•                        Consolidated comparable stores sales growth increased 4.5%.

•                        Sally Beauty Supply and BSG opened 83 and 46 net stores, respectively, in fiscal year 2007.

•                        On February 15, 2007, we completed an acquisition in our Sally Beauty Supply business segment that expanded our presence in Europe.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG, we operate a multi-channel platform of 3,368 stores and supplied 200 franchised stores in North America as well as selected European countries and Japan, as of September 30, 2007. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,100 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and exclusive label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2007, our net sales and operating earnings were $2,513.8 million and $235.7 million, respectively.

Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2007, Sally Beauty Supply operated 2,669 company-owned retail stores and supplied 25 franchised stores acquired in the Salon Services acquisition, which is discussed in greater detail below under “—Recent Acquisitions,” 2,226 of which are located in the U.S., and the remainder in the U.K. and certain other countries in Europe, Canada, Puerto Rico, Mexico and Japan. Sally Beauty Supply stores average 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 5,400 and 7,700 SKUs of beauty products, and includes products for hair care, nail care, beauty sundries and appliances, targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive label merchandise. For the year ended September 30, 2007, Sally Beauty Supply’s net sales and segment operating profit were $1,567.4 million and $273.4 million, respectively, representing 62.4% and 80.9% of consolidated net sales and segment operating profit, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2007, BSG operated 699 company-owned stores, supplied 175 franchised stores and had a sales force of approximately 1,100 professional distributor sales consultants selling exclusively to salons and salon professionals in 47 U.S. states and portions of Canada, Mexico and certain European countries. BSG stores average 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon market. The product selection in BSG stores, ranging between 2,700 and 9,800 SKUs of beauty products, includes hair care, nail care, beauty sundries and appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the year ended September 30, 2007, BSG’s net sales and segment operating profit were $946.4 million and $64.6 million, respectively, representing 37.6% and 19.1% of consolidated net sales and segment operating profit, respectively.

Business Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products. We believe the following key industry trends and characteristics will influence our business going forward:

•             High level of customer fragmentation.  The U.S. salon market is highly fragmented with over 230,000 salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

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

•             Increasing Use of Exclusive-Label Products.  We offer a broad range of private label and control label products, which we generally refer to collectively as exclusive label products. Exclusive label products are brands for which we own or license the trademark and in some instances the formula. Control label products are brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. Generally, our exclusive label products have higher gross margins than the leading third-party branded products and we believe this area offers potential growth.

•             Frequent re-stocking needs.  Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. These factors are key to driving demand for conveniently located professional beauty supply stores.

•             Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic value-added acquisitions. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and retail footprint. We also believe that we are well-positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor / retail level. However, changes often occur in our relationships with suppliers that can materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December 2006, our largest supplier, L’Oreal, has moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal has also announced the acquisition of distributors competitive with BSG in the southeastern and west coast of the U.S. In addition, L’Oreal has announced the acquisition of a supplier (Pureology) that does not currently do business with BSG. If L’Oreal acquired another supplier that conducts significant business with BSG, we could lose that revenue as well. As a result, L’Oreal is entering into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks.

•             High level of competition.  Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the Internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business.

•             Favorable demographic and consumer trends.  The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair-loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. If we are unable to anticipate and respond to trends in the market for beauty products and changing consumer demands, our business could suffer.

•             Controlling expenses. Another important aspect of our business is our ability to control costs, especially in our BSG business by right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure. In response to the loss of L’Oreal related revenue discussed below, BSG made certain changes with its distributor sales consultants. BSG’s sales force was reduced and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with BSG as BSG seeks to replace lost L’Oreal revenue. BSG has substantially completed a store re-branding project that repositioned all of its North American company-owned stores under a common name and store identity, CosmoProf. This project is expected to provide brand consistency, save on advertising and promotional costs and allow for a more focused marketing strategy. Further, we continue to study our distribution function as we seek to rationalize our infrastructure. During fiscal year 2007, we began implementing a two-year $19.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. We currently believe that this plan could produce significant annual expense savings within the next two years.

•             Relationships with suppliers. We do not manufacture the brand name or exclusive label products we sell, and instead purchase our products from manufacturers. We depend upon a limited number of manufacturers for a significant percentage of the products we sell, and our relationships with these suppliers change often. Please see the next section for more information on this trend.

Relationships With Suppliers

Most of the net sales of Sally Beauty Supply and BSG are generated through retail stores with respect to the Sally Beauty Supply business, and both professional only stores and professional distribution sales consultants with respect to the BSG business. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the U.S. and in Mexico, which buy products directly from BSG for resale in their assigned territories. A very small percentage of sales are generated through franchisees or sub-distributors (primarily in Europe), which also buy products directly from Sally Beauty Supply or BSG for resale. Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. For example, during the second quarter of 2007, Farouk Systems, Inc., or Farouk Systems, terminated its distribution agreement with us. Subsequently, effective July 2007, BSG stores and professional distributor sales consultants were once again given approval to distribute Farouk Systems products, with an expanded distribution area.

On December 19, 2006, we announced that: (i) BSG, other than its Armstrong McCall division, would not retain its rights to distribute the professional products of L’Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG had distribution rights, and (ii) BSG’s Armstrong McCall division would not retain the rights to distribute Redken professional products through its franchises. In an effort to replace these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories.

We plan to mitigate the negative effects resulting from unfavorable changes in our relationships with suppliers, such as L’Oreal, by taking the following steps: (i) adding new products to replace lines with our distributor sales consultants; (ii) adding new product lines to our BSG stores; (iii) expanding existing product lines into new territories; and (iv) managing costs to maximize the efficiency of the BSG structure (in fiscal year 2007 we undertook a right-sizing of the BSG business, including some targeted reductions-in-force). Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights. In addition, BSG’s loss of distribution rights through its distributor sales consultants, as well as the loss of exclusive rights to distribute L’Oreal products in its stores, has resulted in margin pressure on BSG’s remaining L’Oreal revenues. See “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

Regarding other suppliers, BSG continues to expand the P&G Professional Care product lines including Wella, Sebastian and Graham Webb into additional geographies for BSG stores and distributor sales consultants. Additionally, during fiscal year 2007, our expansion of the BSG segment included the acquisition of certain assets, and the award of distribution rights, which allow us to distribute Goldwell/KMS products and Paul Mitchell products in various markets, as well as a number of other brands. We expect to gain certain other distribution rights over time through either further awards, or by acquisitions of existing distributors.

Recent Acquisitions

On February 15, 2007, we entered into and completed an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Chapelton 21 Limited, or the Agreement, a private company limited by shares and incorporated in Scotland, which we refer to as Salon Services, by and among Ogee Limited, an indirect subsidiary of ours, and the registered shareholders of Salon Services. This acquisition provided the Sally Beauty Supply segment a strong European presence. Pursuant to the Agreement, we acquired all of the issued share capital of Salon Services for an aggregate cash purchase price of approximately $57.7 million. We financed the purchase price through a draw down of approximately $57.0 million under our ABL facility. In addition, we extinguished approximately $3.9 million of Salon Services’ debt. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd., supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the U.K., Germany, Ireland, Spain and Norway.

In addition, during June 2006, we acquired Salon Success, a U.K. based distributor of professional beauty products in order to expand BSG’s presence in the U.K. and expand the geographic area served by BSG into other portions of Europe. This acquisition enabled BSG to enter new markets in Europe, including the U.K., Spain and the Netherlands and to expand its operations in Florida. The total purchase price as of September 30, 2007, was approximately $23.2 million. In accordance with the purchase agreement, additional consideration of up to $2.1 million, plus interest, may be paid over the three year period following the closing of the acquisition, based on sales to a specific customer. As of September 30, 2007, approximately $1.2 million has been paid pursuant to this agreement.

Our Separation from Alberto-Culver

Our business historically constituted two operating segments within the consolidated financial statements of Alberto-Culver. On November 16, 2006, we separated from Alberto-Culver, pursuant to the Investment Agreement. As a result: (i) we became an indirect wholly-owned subsidiary of Sally Beauty; (ii) Sally Beauty, through us, owns and operates the Sally Beauty Supply and BSG distribution businesses that were owned and operated by Alberto-Culver prior to the Separation Transactions; (iii) at the closing of the Separation Transactions, the stockholders of Alberto-Culver prior thereto became the beneficial owners of approximately 52% of Sally Beauty’s outstanding common stock on an undiluted basis and the CDR Investors, who in the aggregate invested $575.0 million in Sally Beauty, received an equity interest representing approximately 48% of Sally Beauty’s outstanding common stock on an undiluted basis; and (iv) Alberto-Culver continues to own and operate its consumer products business.

In addition, in connection with the Separation Transactions:

•             We and certain of our subsidiaries incurred approximately $1,850.0 million of indebtedness, including: (i) $1,070.0 million by drawing on our Term Loans; (ii) $70.0 million by drawing on our ABL facility; and (iii) $710.0 million from the issuance of $430.0 million of senior notes and $280.0 million of senior subordinated notes;

•                  We used a substantial portion of the proceeds of the debt incurrence to make a $1,809.7 million distribution to Sally Beauty; and

•             Sally Beauty used approximately $2,342.1 million, a substantial portion of the proceeds of the investment by the CDR Investors and the distribution from us, to pay a $25.00 per share special cash dividend to holders of record of Sally Beauty’s common stock, who were Alberto-Culver shareholders as of the record date for the Separation Transactions.

Pursuant to the Investment Agreement, Sally Beauty paid a transaction fee of $30.0 million to Clayton, Dubilier & Rice, Inc., the manager of both Clayton, Dubilier & Rice Fund VII, L.P., the sole member of CDRS, and Parallel Fund, as well as approximately $1.1 million to CDRS in merger and transaction expenses incurred in connection with its investment in Sally Beauty, and the Separation Transactions. Pursuant to the Investment Agreement, Sally Beauty also paid approximately $20.4 to Alberto-Culver for its expenses incurred in connection with the Separation Transactions. Sally Beauty also paid approximately $58.5 million in fees for the debt financing incurred in connection with the Separation Transactions.

On November 16, 2006, pursuant to the terms of a separation agreement entered into in connection with the Separation Transactions, all cash, cash equivalents and short-term investments of Sally Beauty and its subsidiaries were transferred to Alberto-Culver other than $91.1 million, equal to the sum of $52.7 million plus an additional amount equal to $38.4 million. The additional amount is the sum of (i) an estimate of the amount needed to cover certain income taxes (as specified in a tax allocation agreement entered into in connection with the Separation Transactions); (ii) an amount determined pursuant to a formula intended to reflect the limitations placed on the number of shares of Sally Beauty that CDRS may acquire in order not to jeopardize the intended tax-free nature of the share distribution; and (iii) unpaid balances on certain of Sally Beauty’s specified liabilities, minus other specified transaction costs. In connection with the Separation Transactions, Sally Beauty became the parent company for all U.S. tax returns filed under the employer identification number of Alberto-Culver prior to the completion of the Separation Transactions. All intercompany receivables, payables and loans (other than trade payables and our portion of the transaction expenses described above) between Sally Beauty or any of its subsidiaries, on the one hand, and Alberto-Culver or any of its subsidiaries (other than Sally Beauty and its subsidiaries), on the other hand, were canceled prior to completion of the Separation Transactions. In addition, prior thereto, all intercompany agreements between Sally Beauty or any of its subsidiaries and Alberto-Culver or any of its subsidiaries were terminated, other than certain agreements specifically designated in the separation agreement to survive following the transactions.

In addition, upon completion of the Separation Transactions, Michael H. Renzulli, former Chairman of Sally Holdings, Inc., terminated his employment with Alberto-Culver and us. As a result, we provided Mr. Renzulli with certain benefits primarily consisting of a lump-sum cash payment of $3.6 million that was paid within 30 days after completion of the Separation Transactions.

 We treated the Separation Transactions as though they constituted a change in control for all employees and directors under Sally Beauty’s equity and incentive compensation plans, and as a change in control for our employees under Alberto-Culver’s deferred compensation plan. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of Alberto-Culver, including those held by our employees, became fully vested upon completion of the Separation Transactions. Due to the Separation Transactions, we recorded a charge at that time of approximately $5.3 million, which represents the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for our employees vested over the original vesting periods. Upon completion of the Separation Transactions all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of Sally Beauty’s common stock.

Senior Secured Credit Facilities

The Term Loans and the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The Term Loans may be prepaid at our option at any time without premium or penalty and is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the Term Loans) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The Notes are unsecured obligations of us and Sally Capital and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each of our material domestic subsidiaries (other than Sally Capital). The Notes carry optional redemption features whereby we have the option to redeem the Notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest.

Details of the senior secured credit facilities as of September 30, 2007 are as follows (dollars in thousands):

	Amount	Maturity dates (fiscal year)	Interest rates
ABL facility	$11,400	2012	(i)	PRIME and up to 0.50% or;
			(ii)	LIBOR plus (1.00% to 1.50%)
Term loan A	142,500	2013	(i)	PRIME plus (1.00% to 1.50%) or;
			(ii)	LIBOR plus (2.00% to 2.50%)
Term loan B	910,800	2014	(i)	PRIME plus (1.25% to 1.50%) or;
			(ii)	LIBOR plus (2.25% to 2.50%)
	$1,064,700

Senior notes	$430,000	2015		9.25%
Senior subordinated notes	280,000	2017		10.50%
	$710,000

Other Information Related to the Separation Transactions

On November 24, 2006, we entered into two interest rate swap agreements. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk.”

References to our historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of Sally Holdings, Inc. as a wholly-owned subsidiary of Alberto-Culver prior to the Separation Transactions. The historical financial results of Sally Holdings, Inc. as part of Alberto-Culver contained herein do not reflect what the financial results of Sally Holdings, Inc. would have been had it been operated as a subsidiary of Sally Beauty during the periods presented. See “Risk Factors—Risks Relating to Our Business.”

We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to meet our obligations or pay dividends in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. See “Risk Factors—Risks Relating to Our Substantial Indebtedness” and Note 11 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data.”

Other Significant Items

Termination of Spin/Merge Transaction with Regis Corporation

On January 10, 2006, Alberto-Culver entered into an agreement with Regis Corporation, or Regis, to merge us with a subsidiary of Regis in a tax-free transaction. Pursuant to the terms and conditions of the merger agreement, our business was to be spun off to Alberto-Culver’s stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger. On April 5, 2006, Alberto-Culver and Regis terminated the merger agreement. In connection with the termination of the merger agreement, we and Alberto-Culver incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, during fiscal years 2005 and 2006. The total amount of transaction expenses, including the termination fee, incurred by us was approximately $41.5 million ($27.2 million after taxes), and was expensed by us during fiscal year 2006 in accordance with the terms of those transaction agreements.

Share-Based Payments

We have no share-based plans of our own. Since the Separation Transactions, we have been a wholly-owned subsidiary of Sally Beauty, and certain of our employees have been granted stock options and share awards under its share-based compensation plans. Prior to the Separation Transactions, we were a wholly-owned subsidiary of Alberto-Culver, and certain of our employees had been granted stock options and restricted stock awards under its share-based compensation plans.

For fiscal years 2007 and 2006, total share-based compensation cost charged against earnings was $12.3 million and $5.2 million, respectively. Included for fiscal year 2007 is $5.3 million of accelerated expense related to the Separation Transactions and $2.6 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of Sally Beauty’s 2007 Omnibus Incentive Plan, which is a share-based compensation plan adopted by the stockholders of Sally Beauty during fiscal year 2007. For fiscal years 2007 and 2006, the total income tax benefit recognized in the consolidated statements of earnings from these plans was $4.8 million and $1.8 million, respectively. The net balance sheet effect of recognizing stock option expense increased total stockholder’s equity by $4.8 million and $1.8 million for fiscal years 2007 and 2006, respectively, and resulted in the recognition of deferred tax assets of the same amount. Our consolidated statements of cash flows for fiscal years 2007 and 2006 reflect $0.8 million and $0.6 million, respectively, of excess tax benefits from employee exercises of stock options as financing cash inflow. For fiscal year 2005, our consolidated statement of cash flows reflects $1.2 million of excess tax benefits from employee exercises of stock options as operating cash inflow. As of September 30, 2007, we had $10.2 million of unrecognized compensation cost related to stock options issued to employees of our business that is expected to be recognized over the weighted average period of 3.1 years, and $2.4 million of unearned compensation related to restricted stock awards that is expected to be amortized to expense over the weighted average period of 4.3 years.

Prior to the Separation Transactions, we were a subsidiary of Alberto-Culver and had no share-based compensation plans of our own; however, certain of our employees had been granted stock options and restricted stock awards under share-based compensation plans of Alberto-Culver. The Separation Transactions constituted a change in control for purposes of Alberto-Culver’s stock option and stock award plans. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by our employees, became fully vested upon completion of the Separation Transactions on November 16, 2006. For fiscal year 2007, we recorded a charge equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods had these stock options and stock awards for our employees vested over the original vesting periods. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of Sally Beauty’s common stock.

Effective October 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation expense related to Alberto-Culver stock options granted to employees of our business is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R). In accordance with the modified prospective method, the financial statements for fiscal year 2005 have not been restated.

Results of Operations

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2007, 2006 and 2005 (amounts in millions):

	Year Ended September 30,
	2007	2006	2005
Net sales	$2,513.8	$2,373.1	$2,254.3
Cost of products sold and distribution expenses	1,360.0	1,286.3	1,227.3
Gross profit	1,153.8	1,086.8	1,027.0
Total other costs and expenses	918.1	906.6	834.4
Operating earnings	235.7	180.2	192.6
Interest expense, net(a)	146.0	0.1	3.0
Earnings before provision for income taxes	89.7	180.1	189.6
Provision for income taxes	41.2	69.9	73.1
Net earnings	$48.5	$110.2	$116.5

(a)                                  For the fiscal year 2007, net interest expense is primarily associated with debt incurred in connection with the Separation Transactions. See Note 11 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data.”

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2007, 2006 and 2005, expressed as a percentage of net sales for the respective periods:

	Year Ended September 30,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	54.1%	54.2%	54.4%
Gross profit	45.9%	45.8%	45.6%
Total other costs and expenses	36.5%	38.2%	37.1%
Operating earnings	9.4%	7.6%	8.5%
Interest expense, net(a)	5.8%	0.0%	0.1%
Earnings before provision for income taxes	3.6%	7.6%	8.4%
Provision for income taxes	1.7%	3.0%	3.2%
Net earnings	1.9%	4.6%	5.2%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Year Ended September 30,
	2007	2006	2005
Net sales:
Sally Beauty Supply	$1,567,365	$1,419,332	$1,358,899
BSG	946,407	953,768	895,408
	$2,513,772	$2,373,100	$2,254,307
Gross Profit	$1,153,747	$1,086,771	$1,027,000
Gross profit margin	45.9%	45.8%	45.6%

Selling, general and administrative expenses	$850,159	$798,211	$768,847
Depreciation and amortization	$42,605	$38,032	$33,906

Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$273,364	$235,419	$222,679
BSG	64,652	88,445	71,210
Segment operating profit	338,016	323,864	293,889
Unallocated expenses	(64,766)	(68,150)	(69,642)
Share-based compensation expense	(12,267)	(5,186)	—
Sales-based service fee charged by Alberto-Culver	(3,779)	(28,852)	(27,615)
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock	—	—	(4,051)
Transaction expenses	(21,502)	(41,475)	—
Operating earnings	235,702	180,201	192,581
Interest expense, net of interest income	(145,972)	(92)	(2,966)
Earnings before provision for income taxes	$89,730	$180,109	$189,615

Segment operating profit margin:
Sally Beauty Supply	17.4%	16.6%	16.4%
BSG	6.8%	9.3%	8.0%
Consolidated operating profit margin	9.4%	7.6%	8.5%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	2,694	2,511	2,419
BSG	874	828	822
	3,568	3,339	3,241
Comparable store sales growth(a)
Sally Beauty Supply	2.7%	2.4%	2.4%
BSG	10.1%	4.1%	(0.6)%
Consolidated	4.5%	2.8%	1.8%

(a)	Comparable stores are defined as company-owned stores that have been open for at least 14 months as of the last day of a month.

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

Description of Sales and Expenses

Net Sales.  Our net sales consist primarily of the following:

•             Sally Beauty Supply.  Sally Beauty Supply generates net sales primarily by selling products through its stores to both professional and retail customers. Sally Beauty Supply sells hair care, hair color, skin and nail care products, electrical appliances and other beauty related accessories. Because approximately 40% of our U.S. Sally Beauty Supply product sales come from exclusive or control label brands, most of these same products are generally not sold in most other retail stores and are not sold in our BSG business. Various factors influence Sally Beauty Supply’s net sales including local competition, product assortment and availability, price, hours of operation and marketing and promotional activity. Sally Beauty Supply’s product assortment and sales are generally not seasonal in nature.

•             Beauty Systems Group.  BSG generates net sales by selling products to salon professionals and independent stylists through company-owned and franchised stores as well as through its network of professional distributor sales consultants. BSG sells hair care, hair color products, skin and nail care products, electrical appliances and other beauty related accessories. These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty Supply stores. Various factors influence BSG’s net sales, including product breadth and availability, competitive activity, relationships with suppliers, new product introductions and price. BSG’s product assortment and sales are generally not seasonal in nature.

Cost of Products Sold and Distribution Expenses. Cost of products sold and distribution expenses consist of the cost to purchase merchandise from suppliers, less rebates and allowances, and certain overhead expenses including purchasing costs, freight from distribution centers to stores and handling costs in the distribution centers. Cost of products sold and distribution expenses are also affected by store inventory shrinkage, which represents products that are lost, stolen or damaged at the store level.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of personnel costs, commissions paid to professional distributor sales consultants, benefits, utilities, property maintenance, advertising, rent, insurance, freight and distribution expenses for delivery to customers, administrative costs and costs associated with our corporate support center.

Sales-based Service Fee. Prior to the Separation Transactions, we were charged a sales-based service fee under the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver. In conjunction with the Separation Transactions, the arrangements giving rise to this fee from Alberto-Culver were terminated and the related charges have ceased. We believe that had we been a stand-alone company, we would have not incurred a comparable expense.

Transaction Expenses. For fiscal year 2007, transaction expenses are costs associated with the Separation Transactions and are primarily payments to Alberto-Culver as defined in the separation agreements. In addition, we recognized severance costs for two executives and certain professional fees related to the Separation Transactions. For fiscal year 2006, transaction expenses are related to the termination of the agreement with Regis that called for us to merge with a subsidiary of Regis in a tax-free transaction. This proposed transaction was terminated in April 2006 and we expensed approximately $41.5 million ($27.2 million after taxes) in fees associated with the termination.

Net Interest Expense. Net interest expense includes the amortization of deferred debt issuance costs, and is stated net of interest income. For the fiscal year 2007, net interest expense is primarily associated with debt incurred in connection with the Separation Transactions. Prior to the Separation Transactions, net interest expense was primarily attributable to notes with affiliates.

Comparison of Fiscal Years Ended September 30, 2007 and 2006

Net Sales

Consolidated net sales increased $140.7 million, or 5.9%, to $2,513.8 million for fiscal year 2007 compared to $2,373.1 million for the same period in 2006. This increase was primarily the result of comparable store sales growth of 4.5%, the addition of 83 Sally Beauty Supply and 46 BSG stores during fiscal year 2007, and the acquisitions of Salon Services and Salon Success. Salon Services, which was acquired during the second quarter of 2007, contributed approximately $74.0 million of incremental revenue, and Salon Success, which was acquired during the third quarter of 2006, contributed approximately $21.4 million of incremental revenue during fiscal year 2007.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $148.1 million, or 10.4%, to $1,567.4 million for fiscal year 2007 compared to $1,419.3 million for the same period in 2006. Net sales increased primarily due to a 5.2% increase resulting from the Salon Services acquisition, which contributed $74.0 million of net sales during fiscal year 2007, the opening of 83 net new stores over the last 12 months (excluding acquisitions) and a comparable store sales growth of 2.7%, which includes a decline in same store number of transactions. In addition, the effect of exchange rates contributed $13.0 million or an increase in sales of 0.9%.

Beauty Systems Group.  Net sales for BSG decreased $7.4 million, or 0.8%, to $946.4 million for fiscal year 2007 compared to $953.8 million for the same period in 2006. Net sales for fiscal year 2007 were impacted by changes in the L’Oreal distribution agreement, resulting in the loss of approximately $80 million of sales of L’Oreal products compared to fiscal year 2006. BSG also experienced a decline in sales at its franchised based business. These declines were mostly offset by comparable store sales growth of 10.1% and incremental sales of $21.4 million resulting from the acquisition of Salon Success, an increase in sales of non L’Oreal brands and the addition of 46 new stores over the last 12 months (excluding acquisitions) and the effect of exchange rates. The effect of exchange rates contributed approximately $3.7 million or an increase in sales of approximately 0.4%.

Gross Profit

Consolidated gross profit increased $67.0 million, or 6.2%, to $1,153.8 million for fiscal year 2007 compared to $1,086.8 million for the same period in 2006. Consolidated gross profit, as a percentage of net sales, was 45.9% for fiscal year 2007 compared to 45.8% for the prior year period. Gross profit margins increased slightly during fiscal year 2007 due to higher gross profit margins at Sally Beauty Supply, partially offset by lower gross profit margins at BSG. Gross profit margins for Sally Beauty Supply increased, in part, because of a continued increase in sales of higher margin exclusive label products, margin increases on certain products, and continued favorable changes in customer mix, partially offset by an increased weighting of revenues from our international business where gross margins are typically lower than in the U.S. Gross profit margins for BSG declined, in part, because of the loss of the exclusive distributorship rights for L’Oreal products resulting in margin pressure on the remaining L’Oreal sales, the growth in sales of lower margin products to replace the lost L’Oreal sales, and margin declines at BSG’s franchise-based business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $52.0 million, or 6.5%, to $850.2 million for fiscal year 2007 compared to $798.2 million for the same period in 2006. These expenses, as a percentage of net sales, were 33.8% for fiscal year 2007 compared to 33.6% for the prior year period. The increase in expense is partly attributable to selling and administrative costs associated with the unit growth of the Sally Beauty Supply and BSG businesses, costs associated with the realignment of our BSG business, acquisitions, and additional expenses at our corporate support center. Additionally, selling, general and administrative expenses for fiscal year 2007 includes $12.3 million of share-based compensation expense, compared to $5.2 million for fiscal year 2006. Share-based compensation expense for fiscal year 2007 includes $2.6 million of accelerated expenses related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan, and $5.3 million of expenses related to early vesting of equity awards as a result of the Separation Transactions.

Depreciation and Amortization

Consolidated depreciation and amortization increased $4.6 million, or 12.1%, to $42.6 million for fiscal year 2007 compared to $38.0 million for the same period in 2006, primarily due to the addition of assets associated with acquisitions and the unit growth of the Sally Beauty Supply and BSG businesses.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged to us by Alberto-Culver declined to $3.8 million for fiscal year 2007 from $28.9 million for fiscal year 2006 due to the cancellation of the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver in connection with the Separation Transactions.

Other Expenses

During fiscal year 2007 we recorded $21.5 million in expenses related to the Separation Transactions. These expenses were for fees allocated to us by Alberto-Culver and for the severance payments to Mr. Renzulli, former Chairman of Sally Holdings, Inc, as called for in the separation agreement from Alberto-Culver, of approximately $20.0 million, as well as severance payments to Mr. Robinson, our former Chief Financial Officer and Treasurer, prior to his retirement, of approximately $0.9 million, and for other professional fees. During fiscal year 2006, we recorded $41.5 million in expenses related to the terminated transaction with Regis.

Operating Earnings

Consolidated operating earnings increased by $55.5 million, or 30.8%, to $235.7 million for fiscal year 2007 compared to $180.2 million for the same period in 2006. Operating earnings, as a percentage of net sales, were 9.4% for fiscal year 2007 compared to 7.6% for the same period in 2006. The increase in consolidated operating earnings was primarily due to the cancellation of the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver in connection with the Separation Transactions, and the expenses incurred as a result of the Separation Transactions being less than the expenses we recognized in 2006 related to the proposed but terminated Regis transaction. We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating earnings of Sally Beauty Supply and BSG discussed below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $38.0 million, or 16.1%, to $273.4 million for fiscal year 2007 compared to $235.4 million for the same period in 2006. Segment operating earnings, as a percentage of net sales, was 17.4% for fiscal year 2007 compared to 16.6% for the same period in 2006. Sally Beauty Supply operating earnings were positively impacted by additional earnings from the Salon Services acquisition, growth in the number of stores, same store sales increases along with sales growth in certain merchandise categories, operating expense controls, as well as a gross margin improvement. Operating earnings margins improvements at our Sally Beauty Supply U.S. based business were partially offset by a greater weighing of international based earnings that typically carry lower operating earnings margins.

Beauty Systems Group.  BSG’s segment operating earnings decreased $23.8 million, or 26.9%, to $64.6 million for fiscal year 2007 compared to $88.4 million for the same period in 2006, in part, due to an increase of approximately $8.6 million in selling, general and administrative expenses related to the closure of a warehouse and expenses related to the realignment of its sales force, including expenditures related to the retention of certain professional distributor sales consultants, while also experiencing lower gross profit margins on a decreased sales volume. Sales volumes declined primarily as a result of certain L’Oreal sales as discussed earlier. Gross profit margins declined primarily as a result of the loss of L’Oreal related sales being partially replaced with lower margin products, margin declines on remaining L’Oreal product sales. BSG’s franchise-based business also experienced a decline in profitability for fiscal year 2007. Segment operating earnings, as a percentage of net sales, was 6.8% for fiscal year 2007 compared to 9.3% for the same period in 2006.

Net Interest Expense

Interest expense, net of interest income, was $146.0 million and $0.1 million for fiscal years 2007 and 2006, respectively. The increase in interest expense was primarily attributable to the interest associated with the new debt incurred on November 16, 2006. The interest expense was partially offset by interest income of $1.7 million and $1.8 million for fiscal years 2007 and 2006, respectively. Included in interest expense for fiscal year 2007 is a marked to market fair value expense adjustment for interest rate swaps of $3.0 million.

Provision for Income Taxes

Provision for income taxes was $41.2 million during fiscal year 2007 compared to $69.9 million for the same period of 2006. The decreased provision for income taxes for fiscal year 2007 was principally the result of lower earnings before provision for income taxes due to increased interest expense. The effective tax rate was 45.9% in fiscal year 2007 and 38.8% in fiscal year 2006. The increase in the effective tax rate was primarily related to nondeductible transaction costs related to the Separation Transactions.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $61.7 million, or 56.0%, to $48.5 million for fiscal year 2007 compared to $110.2 million for the same period in 2006. Net earnings, as a percentage of net sales, were 1.9% for fiscal year 2007 compared to 4.6% for fiscal year 2006. Net earnings for fiscal year 2007 were reduced as a result of the expenses related to the Separation Transactions and increased interest expense associated with the debt incurred.

Comparison of Fiscal Years Ended September 30, 2006 and 2005

Net Sales

Consolidated net sales increased $118.8 million, or 5.3%, to $2,373.1 million for fiscal year 2006 compared to $2,254.3 million for the same period in 2005. This increase was primarily the result of comparable store sales growth of 2.8%, the inclusion of a full reporting period for CosmoProf for fiscal year 2006 which resulted in a 1.1% increase in net sales, the acquisition of Salon Success, which resulted in a 0.5% increase in net sales and the opening of new stores, including 98 net new stores opened during fiscal year  2006. CosmoProf was acquired in the first quarter of fiscal year 2005 and Salon Success was acquired during the third quarter of fiscal year 2006.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $60.4 million, or 4.4%, to $1,419.3 million for fiscal year 2006 compared to $1,358.9 million for the same period in 2005. Net sales increased primarily due to a 2.3% increase resulting from the opening of new stores, including 92 net new stores opened during fiscal year 2006, and comparable store sales growth of 2.4%. These increases were partially offset by the effect of foreign exchange rates, which decreased net sales by 0.2%.

Beauty Systems Group.  Net sales for BSG increased $58.4 million, or 6.5%, to $953.8 million for fiscal year 2006 compared to $895.4 million for the same period in 2005. This improvement in net sales resulted primarily from the inclusion of a full reporting period for CosmoProf for fiscal year 2006, which provided 2.8% of the increase in net sales and the acquisition of Salon Success which provided 1.0% increase in net sales. The remaining increase was principally due to a 0.6% increase in net sales resulting from the opening of new stores, including 6 net new stores opened during fiscal year 2006 (including franchised stores), comparable store sales growth of 4.1% and a 0.7% positive impact from foreign exchange rates. These increases for fiscal year 2006 were partially offset by lower sales by BSG’s professional distributor sales consultants as salon professionals shifted some of their purchases from sales consultants to BSG stores.

Gross Profit

Consolidated gross profit increased $59.8 million, or 5.8%, to $1,086.8 million for fiscal year 2006 compared to $1,027.0 million for the same period in 2005. Consolidated gross profit, as a percentage of net sales, was 45.8% for the year ended September 30, 2006 compared to 45.6% for the prior year period. The gross profit margin improvement is primarily attributable to improved vendor pricing, an increase in the percentage of sales made to retail customers (since such sales are at a higher gross profit margin than those made to salons and salon professionals) and with an increase in sales of exclusive label products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $29.4 million, or 3.8%, to $798.2 million for fiscal year 2006 compared to $768.8 million for the same period in 2005. These expenses, as a percentage of net sales, were 33.6% for fiscal year 2006 compared to 34.1% for the prior year period. The increase in expense is primarily attributable to selling and administrative costs associated with the growth of the Sally Beauty Supply and BSG businesses, including $9.0 million of selling and administrative costs from the acquired CosmoProf business and $3.3 million of costs from Salon Success, along with $5.2 million of stock option expense recognized pursuant to SFAS 123(R) and costs related to our corporate support facility.

Depreciation and Amortization

Consolidated depreciation and amortization increased $4.1 million, or 12.1%, to $38.0 million for fiscal year 2006 compared to $33.9 million for the same period in 2005, primarily due to the addition of assets associated with acquisitions and the unit growth of the Sally Beauty Supply and BSG businesses.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged to us by Alberto-Culver increased to $28.9 million for fiscal year 2006 from $27.6 million for fiscal year 2005, which is consistent with the increase in net sales. The consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver was subsequently cancelled in fiscal year 2007 in connection with the Separation Transactions.

Other Expenses

Other expenses for fiscal year 2006 include expenses related to the terminated transaction with Regis. In accordance with the terms of the related transaction agreement, Alberto-Culver allocated to our business $41.5 million in expenses for fiscal year 2006 representing our share of the termination fee paid to Regis as well as legal and other professional fees and expenses related to the transaction. Other expenses for fiscal year 2005 include $4.1 million in non-cash charges related to Alberto-Culver’s conversion to one class of common stock.

Operating Earnings

Consolidated operating earnings decreased by $12.4 million, or 6.4%, to $180.2 million for fiscal year 2006 compared to $192.6 million for the same period in 2005. Operating earnings, as a percentage of net sales, were 7.6% for fiscal year 2006 compared to 8.5% for the same period in 2005. The decrease in consolidated operating earnings was primarily due to the allocation to our business by Alberto-Culver of $41.5 million of expenses related to the terminated Regis transaction. We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating profit of Sally Beauty Supply and BSG discussed below.

Sally Beauty Supply.  As a result of the foregoing, Sally Beauty Supply’s segment operating profit increased $12.7 million, or 5.7%, to $235.4 million for fiscal year 2006 compared to $222.7 million for the same period in 2005. Segment operating profit, as a percentage of net sales, was 16.6% for fiscal year 2006 compared to 16.4% for the same period in 2005.

Beauty Systems Group.  As a result of the foregoing, BSG’s segment operating profit increased $17.2 million, or 24.2%, to $88.4 million for fiscal year 2006 compared to $71.2 million for the same period in 2005. Segment operating profit, as a percentage of net sales, was 9.3% for fiscal year 2006 compared to 8.0% to the same period in 2005.

Net Interest Expense

Interest expense, net of interest income, was $0.1 million and $3.0 million for fiscal years 2006 and 2005, respectively. Interest expense decreased $2.2 million to $1.9 million for fiscal year 2006 compared to $4.1 million for the same period in 2005. The decrease in interest expense was primarily attributable to the repayment of all notes payable to affiliated companies in December 2005. These expenses were partially offset by interest income of $1.8 million and $1.1 million for fiscal years 2006 and 2005, respectively.

Provision for Income Taxes

Provision for income taxes was $69.9 million during fiscal year 2006 compared to $73.1 million for the same period of 2005. The decreased provision for income taxes for fiscal year 2006 was principally the result of lower earnings before provision for income taxes. The effective tax rate was 38.8% in fiscal year 2006 and 38.6% in fiscal year 2005. The increase in the effective tax rate was primarily related to a change in the mix of earnings from foreign operations and higher state income taxes.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $6.3 million, or 5.4%, to $110.2 million for fiscal year 2006 compared to $116.5 million for the same period in 2005. Net earnings, as a percentage of net sales, were 4.6% for fiscal year 2006 compared to 5.2% for fiscal year 2005. Net earnings for fiscal year 2006 were impacted by expenses related to the terminated spin/merge transaction with Regis and share-based compensation expense recognized pursuant to SFAS 123(R). Net earnings for fiscal year 2005 were impacted by the non-cash charge from Alberto-Culver’s conversion to one class of common stock and an adjustment related to lease accounting.

Financial Condition

September 30, 2007 Compared to September 30, 2006

Working capital (current assets less current liabilities) at September 30, 2007 was $341.9 million compared to $479.1 million at September 30, 2006, representing a decrease of $137.2 million. The resulting ratio of current assets to current liabilities was 1.92 to 1.00 at September 30, 2007 compared to 2.65 to 1.00 at September 30, 2006. The decrease in current assets at September 30, 2007 was primarily impacted by a $69.3 million reduction in cash, which was primarily attributable to the payment of fees associated with the Separation Transactions, distributions to Alberto-Culver made in connection with the Separation Transactions and a $5.6 million decline in inventory levels, partially offset by an increase in trade accounts receivable, the prepayment of certain expenses and deferred income tax assets. The increase in current liabilities at September 30, 2007 was primarily impacted by the addition of the current maturities of long-term debt, which was incurred in connection with the Separation Transactions, of approximately $17.1 million, and accrued interest thereon of $34.5 million. In addition, we had an increase in accrued operating expenses and income taxes. A reduction in working capital is part of our business strategy to minimize the amount of capital employed in the business while maximizing the related operating profits.

Net property and equipment increased $11.4 million to $154.1 million at September 30, 2007, compared to $142.7 million at September 30, 2006. Of this increase, approximately $4.2 million was attributable to acquisitions, with the remainder due primarily to the opening of new stores and remodeling of existing facilities.

Goodwill increased $41.9 million to $406.6 million at September 30, 2007, compared to $364.7 million at September 30, 2006, primarily due to the acquisition of Salon Services and the effects of changes in foreign exchange rates.

Intangible assets increased $17.3 million to $70.5 million at September 30, 2007, compared to $53.2 million at September 30, 2006, primarily due to the acquisition of Salon Services.

Other assets increased $53.2 million to $61.1 million at September 30, 2007, compared to $7.9 million at September 30, 2006, primarily due to the costs associated with the issuance of debt, which will be amortized as interest expense over the term of the debt.

Accrued expenses increased $39.6 million to $153.7 million at September 30, 2007, compared to $114.1 million at September 30, 2006. This increase was primarily a result of $34.5 million of interest expense related to the new debt incurred in connection with the Separation Transactions, and an increase in operating expenses and legal and other professional fees.

Deferred income tax liabilities increased $9.0 million to $30.6 million at September 30, 2007, compared to $21.6 million at September 30, 2006. This increase was primarily due to differences between depreciation included for tax returns versus depreciation included in our statements of earnings, and purchase accounting adjustments.

Stock options subject to redemption declined to $6.5 million at September 30, 2007, compared to $7.5 million as of September 30, 2006, primarily due to exercises of these options.

At September 30, 2007, we had a member’s deficit as a result of distributions to Sally Beauty and Alberto-Culver, which were partially offset by the conversion of stockholder’s equity to member’s equity in connection with the Separation Transactions. We used proceeds from the issuance of debt to make a cash distribution of approximately $1,809.7 million to Sally Beauty. We made a distribution of approximately $44.4 to Alberto-Culver as a result of the settlement of the inter-company agreements.

Accumulated other comprehensive income—foreign currency translation increased $18.2 million to $34.5 million at September 30, 2007, compared to $16.3 million at September 30, 2006. The increase was primarily due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the British pound and Canadian dollar.

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

Following the completion of the Separation Transactions, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred in connection with the Separation Transactions and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition. In addition, under Delaware law, the ability of our subsidiaries to make distributions to us will be limited to the extent: (i) of their surplus, or if there is no surplus, of its net earnings for the fiscal year in which the distribution is declared and/or the preceding fiscal year, if such subsidiary is a corporation; or (ii) the fair value of their assets exceeds its liabilities, in the case of a subsidiary that is a limited liability company. See “Risk Factors—Risks Relating to Our Business, and —Risks Relating to Our Substantial Indebtedness.”

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance capital expenditures, excluding acquisitions, over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under the ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, restrictions on Sally Beauty’s ability to issue public or private equity for at least two years after the Separation Transactions, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. See “Risk Factors.”

Historical Cash Flow

Our primary source of cash has been from funds provided by operating activities and, for fiscal year 2007, from borrowings. The primary uses of cash during the past three years were for acquisitions and capital expenditures and, for fiscal year 2007, for the cash distribution paid in connection with the Separation Transactions. The following table shows our sources and uses of funds for the fiscal years ended September 30, 2007, 2006 and 2005 (in thousands):

	Year Ended September 30,
	2007	2006	2005
Cash provided by operating activities	$194,267	$156,721	$115,455
Cash used by investing activities	(121,364)	(52,158)	(126,045)
Cash provided (used) by financing activities	(143,814)	(32,205)	3,737
Effect of foreign exchange rates	1,612	(3,399)	12
Net increase (decrease) in cash and cash equivalents	$(69,299)	$68,959	$(6,841)

Cash Provided by Operating Activities

Net cash provided by operating activities during fiscal year 2007 increased by $37.6 million to $194.3 million, compared to $156.7 million during fiscal year 2006. The increase was primarily due to a reduction in cash used for inventory as we reduced our inventory levels, partially offset by lower net earnings due to interest expense.

Net cash provided by operating activities during fiscal year 2006 increased by $41.2 million to $156.7 million, compared to $115.5 million during fiscal year 2005. The increase was primarily due to the timing of payments of amounts due to Alberto-Culver and to vendors and improved collections of other receivable balances, partially offset by lower net earnings adjusted for non-cash items and for increased amounts paid for inventories.

Cash Used by Investing Activities

Net cash used by investing activities during fiscal year 2007 increased by $69.2 million to $121.4 million, compared to $52.2 million during fiscal year 2006, primarily due to the acquisition of Salon Services, and capital expenditures for new stores and remodels of existing facilities. Included in fiscal year 2007 is $7.6 million paid to exercise an operating lease purchase option of a warehouse building that was subsequently sold for $8.0 million, which proceeds are included in the proceeds from sale of property and equipment.

Net cash used by investing activities during fiscal year 2006 decreased by $73.8 million to $52.2 million, compared to $126.0 million in fiscal year 2005, primarily due to lower cash acquisition costs and capital expenditures in fiscal year 2006. Cash used for the acquisition of Salon Success during fiscal year 2006 was substantially less than the cash used for the acquisition of CosmoProf in the prior year period. Capital expenditures were $30.3 million for fiscal year 2006 compared to $52.2 million during the prior year period with the higher amount in 2005 principally related to the new corporate support facility in Denton, Texas.

Cash Provided (Used) by Financing Activities

Net cash used by financing activities during fiscal year 2007 increased by $111.6 million to $143.8 million, compared to $32.2 million during fiscal year 2006, primarily due to distributions to Sally Beauty and Alberto-Culver in connection with the Separation Transactions, which were partially offset by the net proceeds from the issuance of debt.

Net cash used by financing activities was $32.2 million during fiscal year 2006 compared to net cash provided by financing activities of $3.7 million during fiscal year 2005. Net cash provided (used) by financing activities was negatively impacted in fiscal year 2006 by the net repayment of $16.7 million of notes with affiliated companies and the change in the book cash overdraft balance. For fiscal year 2005, we borrowed $52.3 million from affiliated companies, which was offset by repayments of $52.1 million, and $40.0 million under Alberto-Culver’s revolving credit facility, which was offset by repayments of $40.0 million.

Credit Facilities

In connection with the Separation Transactions, we: (i) entered into the Term Loans in an aggregate amount of $1,070.0 million; (ii) issued senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million (the Notes); and (iii) entered into the $400.0 million ABL facility, subject to borrowing base limitations, of which approximately $70.0 million was drawn at closing, which resulted in the incurrence of aggregate indebtedness in connection with the Separation Transactions of approximately $1,850.0 million. Proceeds from this new debt and the $575.0 million equity investment in Sally Beauty by the CDR Investors were used to pay a $25.00 per share cash dividend to holders of record of Alberto-Culver shares as of the record date for the Separation Transactions. See “Risk Factors—Risks Relating to Our Substantial Indebtedness.”

As of September 30, 2007, there were outstanding borrowings of $1,053.3 million under the Term Loans, at a weighted average interest rate of 8.0%, and outstanding borrowings of $710.0 million under the Notes, at a weighted average interest rate of 9.75%. In addition, we had $11.4 million outstanding borrowings under our ABL facility. As of September 30, 2007, we had $334.6 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business. These restrictions and limitations relate to:

•                  disposal of assets

•                  incurrence of additional indebtedness (including guarantees of additional indebtedness)

•                  stock repurchase, dividends and distributions

•                  certain debt prepayments and modifications

•                  liens on assets

•                  making investments (including joint ventures)

•                  mergers, consolidations or sales of our assets

•                  transactions with affiliates

•                  ability to pay dividends

In addition, the ABL facility contains restrictions and limitations related to: (i) changing our line of business; (ii) changing our fiscal year; and (iii) creating or incurring negative pledges.

The Term Loans and the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The Term Loans may be prepaid at our option at any time without premium or penalty and is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the Term Loans) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The Term Loans contain a covenant requiring us and our subsidiaries to comply with maximum consolidated secured leverage ratio levels, which will decline over time. The consolidated secured leverage ratio will be tested quarterly, with a maximum ratio of 5.25 for the four quarter period ending September 30, 2007. The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA as defined in the agreement underlying the Term Loans.

The ABL facility contains a covenant requiring us and our subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 when availability under the ABL facility falls below $40.0 million. The fixed-charge coverage ratio is defined as the ratio of (A) EBITDA (as defined in the agreement underlying the ABL facility, or Credit Agreement EBITDA), less unfinanced capital expenditures to (B) fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL facility). The ABL facility uses fixed amounts for Credit Agreement EBITDA for periods preceding the Separation Transactions.

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

Failure to comply with the consolidated secured leverage ratio covenant under the Term Loans would result in a default under such facilities. Failure to comply with the fixed-charge coverage ratio covenant (if and when applicable) under the ABL facility would result in a default under such facility. Either such a default could also result in a default under the other facility or facilities, as the case may be, and the Notes. Absent a waiver or an amendment from our lenders and note holders, such defaults could permit the acceleration of all indebtedness under the ABL facility, the Term Loans and the Notes, which would have a material adverse effect on our results of operations, financial position and cash flows.

Consolidated EBITDA and Credit Agreement EBITDA are not recognized measurements under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating income or operating cash flow. In addition, because other companies may calculate EBITDA differently, Consolidated EBITDA and Credit Agreement EBITDA likely will not be comparable to EBITDA or similarly titled measures reported by other companies.

We believe that we are currently in compliance with the agreements and instruments governing our debt, including our financial covenants. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. See “Risk Factors—Risks Relating to Our Substantial Indebtedness.”

Capital Requirements

For fiscal year 2008, we anticipate total capital expenditures of approximately $60.0 million. Capital expenditures will be primarily for the addition of new stores, our BSG distribution project, the remodel, expansion or relocation of existing facilities and various corporate projects.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2007 (dollars in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including interest obligations(a)	$174,607	$355,672	$426,633	$1,858,891	$2,815,803
Operating leases(b)	110,561	169,323	92,863	56,881	429,628
Purchase obligations(c)	34,629	68,274	58,858	1,684	163,445
Other long-term obligations(d)	5,092	7,781	2,284	1,411	16,568
Total	$324,889	$601,050	$580,638	$1,918,867	$3,425,444

(a)	Long-term debt includes capital leases and future interest payments on debt facilities, based upon outstanding principal amounts and interest rates as of September 30, 2007.

(b)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets. The operating leases do not include executory costs.

(c)

Purchase obligations reflect legally binding agreements entered into by us to purchase goods that specify minimum quantities to be purchased with variable price provisions. In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets.

(d)

Other long-term obligations principally represent commitments under various acquisition-related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements. These obligations are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The table above excludes amounts included in current liabilities, other than the current portion of long-term debt, as these items will be paid within one year, and long-term liabilities not requiring cash payments, such as deferred lease incentives.

Our assumptions with respect to the interest rates applicable to the Term Loans and the ABL facility are subject to changes that may be material. In addition, other future events could cause actual payments to differ materially from these amounts. See Note 12 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” of this report and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” for a discussion of interest rate swap agreements.

The majority of our operating leases are for Sally Beauty Supply and BSG stores, which typically are located in strip shopping centers. The use of operating leases allows us to expand our business to new locations without making significant up-front cash outlays for the purchase of land and buildings.

Off-Balance Sheet Financing Arrangements

At September 30, 2007 and 2006, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs, which totaled $9.4 million and $3.0 million, respectively.

Inflation

We believe that inflation currently does not have a material effect on our results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements. Actual results may differ from these estimates. We believe these estimates and assumptions are reasonable. We consider accounting policies to be critical when they require us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when different estimates that our management reasonably could have used have a material effect on the presentation of our financial condition, changes in financial condition or results of operations.

Our critical accounting policies relate to the valuation of inventories, vendor allowances, retention of risk, income taxes, share-based payments and related party transactions.

Valuation of Inventories

When necessary, we provide allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Estimates of the future demand for our products, age of the inventory and changes in stock keeping units are some of the key factors used by our management in assessing the net realizable value of inventories. We estimate inventory shrinkage based on historical experience. Actual results differing from these estimates could significantly affect our inventories and cost of products sold and distribution expenses.

Vendor Allowances

We account for cash consideration received from vendors under Emerging Issues Task Force, or EITF, Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, or EITF 02-16. EITF 02-16 states that cash consideration received by a customer is presumed to be a reduction of the cost of sales unless it is for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of the cost of sales and is allocated to cost of products sold and distribution expenses as the related inventory is sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the statements of earnings. We record cash consideration expected to be received from vendors in other receivables. These receivables are recorded at the amount we believe will be collected based on the provisions of the programs in place and are computed by estimating the point in time that we have completed our performance under the agreements and the amounts earned. These receivables could be significantly affected if actual results differ from management’s expectations.

Retention of Risk

Employee Health Insurance Liability

We maintain a largely self-funded program for healthcare benefits for employees who work for us on a full-time basis. We cover the majority of expenses associated with these benefits, other than payroll deductions and out-of pocket expenses paid by the employees. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year and $1,000,000 per individual for a lifetime maximum) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2007, we have accrued an estimated liability relating to employee health insurance of approximately $6.1 million. Prior to the Separation Transactions, our employees were covered by healthcare plans provided by Alberto-Culver.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. Estimates of medical costs and trends in claims are some of the key factors used by our management in determining the liability. This liability could be significantly affected if actual results differ from management’s expectations.

Workers’ Compensation Liability, General Liability and Automobile and Property Liability

We maintain a large deductible insurance plan for workers’ compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of ultimate liability on an actuarial analysis performed by an independent third party actuary. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2007, our balance sheet included an estimated liability related to the deductible and retention limits of approximately $10.7 million. Prior to the Separation Transactions, we were covered by the workers’ compensation, general liability and automobile and property liability plans provided by Alberto-Culver.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers’ compensation, general liability and automobile and property liability insurance coverage. Changes in estimates occur over time due to factors such as claims incidence and severity of injury or damages. The liabilities could be significantly affected if actual results differ from management’s expectations.

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

Share-Based Payments

Effective October 1, 2005, we adopted SFAS 123(R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS 123(R). We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of Sally Beauty’s stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. We estimate expected volatility by using an industry group that Sally Beauty belongs to since it is not practicable to estimate the expected volatility due to its lack of trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options. The dividend yield represents Sally Beauty’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. We have based all these estimates on our assumptions as of September 30, 2007. Our estimates for future periods may be based on different assumptions and accordingly may differ.

Related Party Transactions

On January 1, 2007, we entered into an agreement with Sally Beauty under which we agreed to provide certain general and administrative services to Sally Beauty including accounting, finance, payroll, legal and tax sharing services. The cost of these services is based on a percentage of certain key employees’ salaries and benefits, and may not necessarily be indicative of the costs which would be incurred by Sally Beauty as an independent stand alone entity.

In addition, we have entered into a tax sharing agreement and we file consolidated tax returns with our parent, Sally Beauty. See Note 16 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” of this report for further information.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective in fiscal years beginning after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements, or SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We implemented the provisions of SAB 108 during the first quarter of fiscal year 2007 and it did not have a material impact on our consolidated financial position, statements of earnings or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, statements of earnings or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. For fiscal year 2007, approximately 16% of our sales were made in currencies other than the U.S. dollar. Fluctuations in U.S. dollar exchange rates within the range of the rates for fiscal years 2007, 2006 and 2005 did not have a material effect on our financial condition and results of operations. We do not use derivative financial instruments to manage foreign currency exchange rate risk.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the Term Loans and the ABL facility. Based on the approximately $1.1 billion of borrowings under the Term Loans and the ABL facility as of September 30, 2007, a change in the estimated interest rate up or down by 1/8% will increase or decrease earnings before provision for income taxes by approximately $1.3 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

We are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, the agreement underlying our Term Loans require that we hedge a portion of our floating interest rate exposure for a specified period.

On November 24, 2006, we entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million, respectively. These agreements expire on November 24, 2008 and 2009, respectively. The agreements allow us to convert a portion of our variable rate interest to a fixed rate of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%), respectively. As discussed in “Risk Factors” herein, changes in the fair value of these interest rate swap agreements driven by interest rate changes will increase or decrease our net interest expense and may therefore affect our earnings.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. The credit risk associated with cash equivalents and short-term investments is mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. Our exposure to concentrations of credit risk with respect to trade receivables is mitigated by our broad customer base. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” which is located on page 61 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background. Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K sets forth the attestation report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the KPMG attestation report for a more complete understanding of the topics presented.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Limitations on the Effectiveness of Controls.  We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2007, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of Public Accounting Firm.

 This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

The Audit Committee of the Board of Directors of Sally Beauty is responsible for the appointment, compensation and oversight of the work of our independent public accountant. The Audit Committee has reviewed the non-audit services provided by KPMG and determined that the provision of these services during fiscal year 2007 is compatible with maintaining KPMG’s independence.

Pre-Approval Policy. Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of KPMG through November 16, 2006 was approved in advance by Alberto-Culver’s Audit Committee. From and after November 16, 2006, the Audit Committee approved all audit and permissible non-audit fees during fiscal year 2007.

The Audit Committee has the sole and direct authority to engage, appoint and replace our independent auditors. In addition, the Audit Committee has established an Audit and Non-Audit Services Pre-Approval Policy, whereby every engagement of KPMG to perform audit or permissible non-audit services on behalf of Sally Beauty, us or any of our subsidiaries requires pre-approval from the Audit Committee or its designee before KPMG is engaged to provide those services. Pursuant to that policy, we expect that on an annual basis, the Audit Committee will review and provide pre-approval for certain types of services that may be rendered by the independent auditors, together with a budget for the applicable fiscal year. The pre-approval policy also requires the pre-approval of any fees that are in excess of the amount budgeted by the Audit Committee. The pre-approval policy contains a provision delegating limited pre-approval authority to the chairman of the Audit Committee in instances when pre-approval is needed prior to a scheduled Audit Committee meeting. The chairman of the Audit Committee would be required to report on such pre-approvals at the next scheduled Audit Committee meeting. As a result, the Audit Committee or its designee approved 100% of all services performed by KPMG on behalf of Sally Beauty, us or any of our subsidiaries subsequent to November 16, 2006, the date that Sally Beauty became a public company

Fees Paid to KPMG

The fees billed by KPMG for benefit of the Company or billed to Alberto-Culver for benefit of Sally Holdings, Inc. with respect to the years ended September 30, 2007 and September 30, 2006 were as follows:

	Year Ended September 30,
	2007	2006
Audit Fees(1)	$2,179,000	$864,000
Audit-Related Fees(2)	87,500	—
Tax Fees(3)	23,636	355,000
All Other Fees	—	—
Total Fees(4)	$2,290,136	$1,219,000

(1)          Aggregate fees billed for professional services for the audit of annual financial statements as well as accounting and reporting advisory services related to regulatory filings and acquisition activities.

(2)  Audit-related fees consist of fees for audits of Sally Beauty’s employee benefit plans.

(3)          Tax fees consist of fees for tax consultation and tax compliance services.

(4)          The Audit Committee pre-approved all fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(a)   Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 61 of this report.

(b)   Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this report or are incorporated herein by reference:

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.1 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.02 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.4 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.01 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

2.7

Agreement for the sale and purchase of the entire issued share capital of Chapelton 21 Limited, a private company incorporated in Scotland, dated as of February 15, 2007 by and among Ogee Limited, a company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc., and the shareholders named therein, which is incorporated by reference from Exhibit 2.7 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed May 10, 2007

3.1

Certificate of Formation of Sally Holdings LLC, which is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

3.2

Limited Liability Company Agreement of Sally Holdings LLC, which is incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

3.3

Certificate of Incorporation of Sally Capital Inc., which is incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

3.4

By-Laws of Sally Capital Inc., which is incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among Sally Beauty Holdings, Inc., CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between Sally Beauty Holdings, Inc. and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.6.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated by reference from Exhibit 4.7 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

10.1

Tax Allocation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.2

First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.3

Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.01 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

10.4

Employee Matters Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.5

First Amendment to the Employee Matters Agreement, dated October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.6

Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.02 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on October 30, 2006

10.7

Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and the stockholders party thereto, which is incorporated by reference from Exhibit 10.10 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006

10.8

Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and Howard B. Bernick, which is incorporated by reference from Exhibit 10.11 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006

10.9

Termination and Consulting Agreement, dated as of June 19, 2006, among Michael H. Renzulli, Alberto-Culver Company and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

10.10

Termination Agreement, dated as of June 18, 2006, among Alberto-Culver Company, Sally Holdings, Inc. and Gary G. Winterhalter, which is incorporated by reference from Exhibit 10.9 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006

10.11

Form of First Amendment to the Termination Agreement with Gary G. Winterhalter, which is incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on January 29, 2007

10.12

Form of Severance Agreement for Executive Officers (Gary G. Winterhalter, Michael G. Spinozzi, John R. Golliher, Neil B. Riemer, W. Richard Dowd, Bennie L. Lowery, Raal H. Roos), which is incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

10.13	Form of Indemnification Agreement with Directors, which is incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on December 7, 2006

10.14

Form of Termination Agreement for Executive Officers (Gary T. Robinson, W. Richard Dowd, Bennie L. Lowery, Raal H. Roos) which is incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed December 22, 2006

10.15

Severance Letter, dated as May 25, 2006, from Sally Beauty Company, Inc. to Michael G. Spinozzi, which is incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on December 22, 2006

10.16

Director and Officer Indemnification Agreement, dated as of January 15, 2007, between Sally Beauty Holdings, Inc. and David L. Rea, which is incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on January 16, 2007

10.17

Letter Agreement, dated as of January 9, 2007, between Sally Beauty Holdings, Inc. and David L. Rea, which is incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on January 16, 2007

10.18

Sally Beauty Holdings, Inc. Independent Director Compensation Policy, which is incorporated by reference from Exhibit 10.10 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on February 9, 2007

10.19

Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.20

Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, which is incorporated by reference from Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.21

Alberto-Culver Company 2003 Restricted Stock Plan, which is incorporated by reference from Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.22

Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended, which is incorporated by reference from Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.23

Alberto-Culver Company Management Incentive Plan, which is incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.24

Sally Beauty Holdings, Inc. Annual Incentive Plan, which is incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.25

Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-8 of Sally Beauty Holdings, Inc. filed on May 3, 2007

10.26

Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.27

Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed April 27, 2007

10.28

Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.29

Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.4 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.30

Statement relating to relocation payments to John R. Golliher, President of Beauty Systems Group LLC incorporated by reference from Exhibit 10.13 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on August 9, 2007

10.31

Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007

23.1	Consent of KPMG*

31.1-31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications*

32.1-32.2	Section 1350 Certifications*

* Included herewith

PLEASE NOTE: It is inappropriate for investors to assume the accuracy of any covenants, representations or warranties that may be contained in agreements or other documents filed as exhibits to this Annual Report on Form 10-K. In certain instances the disclosure schedules to such agreements or documents contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants. Moreover, some of the representations and warranties may not be complete or accurate as of a particular date because they are subject to a contractual standard of materiality that is different from those generally applicable to stockholders and/or were used for the purpose of allocating risk among the parties rather than establishing certain matters as facts. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of December, 2007.

SALLY HOLDINGS LLC.

By:	/s/ GARY G. WINTERHALTER
Gary G. Winterhalter
President and Chief Executive Officer (Principal
Executive Officer) and Director of Sally
Beauty Holdings, Inc.*

By:	/s/ DAVID L. REA
David L. Rea
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ MARK J. FLAHERTY
Mark J. Flaherty
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Berges	Chairman of the Board and Director of Sally Beauty Holdings, Inc.*	December 7, 2007
James G. Berges
/s/ Kathleen J. Affeldt	Director of Sally Beauty Holdings, Inc.*	December 7, 2007
Kathleen J. Affeldt
/s/ Marshall E. Eisenberg	Director of Sally Beauty Holdings, Inc.*	December 7, 2007
Marshall E. Eisenberg
/s/ Donald J. Gogel	Director of Sally Beauty Holdings, Inc.*	December 7, 2007
Donald J. Gogel
/s/ Robert R. McMaster	Director of Sally Beauty Holdings, Inc.*	December 7, 2007
Robert R. McMaster
/s/ Walter Metcalfe	Director of Sally Beauty Holdings, Inc.*	December 7, 2007
Walter Metcalfe
/s/ John A. Miller	Director of Sally Beauty Holdings, Inc.*	December 7, 2007
John A. Miller
/s/ Martha Miller de Lombera	Director of Sally Beauty Holdings, Inc.*	December 7, 2007
Martha Miller de Lombera
/s/ Edward W. Rabin	Director of Sally Beauty Holdings, Inc.*	December 7, 2007
Edward W. Rabin
/s/ Richard J. Schnall	Director of Sally Beauty Holdings, Inc.*	December 7, 2007
Richard J. Schnall

* Director of Sally Beauty Holdings, Inc., sole member of Sally Investment Holdings LLC, sole member of Sally Holdings LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of December, 2007.

SALLY CAPITAL INC.

By:	/s/ GARY G. WINTERHALTER
Gary G. Winterhalter
President and Chief Executive Officer
(Principal Executive Officer) and
Sole Director

By:	/s/ DAVID L. REA
David L. Rea
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ MARK J. FLAHERTY
Mark J. Flaherty
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2007, 2006, and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

Sally Beauty Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Sally Holdings LLC (prior to November 16, 2006, Sally Holdings, Inc.) and subsidiaries as of September 30, 2007 and 2006 and the related consolidated statements of earnings, cash flows, and member’s/stockholder’s (deficit) equity for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Holdings LLC and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Sally Holdings LLC adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment in fiscal year 2006.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
December 6, 2007

Introduction

The following financial statements as of and for the fiscal year ended September 30, 2007 are those of Sally Holdings LLC (“Sally Holdings” or the “Company”) and its consolidated subsidiaries. The financial condition as of September 30, 2006 and the financial statements for the fiscal years ended September 30, 2006 and 2005 are those of Sally Holdings, Inc. and its consolidated subsidiaries. Sally Holdings, Inc. was a wholly-owned subsidiary of Alberto-Culver Company (“Alberto-Culver”) until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc. (“Sally Beauty”) in connection with the separation of the Company’s business from Alberto-Culver. Sally Beauty was formed on June 16, 2006 in connection with the separation of the Company’s business from Alberto-Culver. Sally Capital Inc. (“Sally Capital”) is a wholly-owned subsidiary of Sally Holdings and does not have any assets or operations of any kind.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2007 and 2006

(In thousands)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$38,272	$107,571
Trade accounts receivable, less allowance for doubtful accounts of $2,564 and $2,246 at September 30, 2007 and 2006, respectively	51,409	45,462
Other receivables	22,194	21,228
Inventories	569,404	574,983
Prepaid expenses	15,375	10,255
Due from Alberto-Culver	—	463
Deferred income tax assets	15,291	10,327
Total current assets	711,945	770,289
Property and equipment, net of accumulated depreciation of $215,826 and $187,089 at September 30, 2007 and 2006, respectively	154,068	142,735
Goodwill	406,623	364,693
Intangible assets, net of accumulated amortization of $11,904 and $8,195 at September 30, 2007 and 2006, respectively	70,505	53,238
Other assets	61,120	7,886
Total assets	$1,404,261	$1,338,841

Liabilities and Member’s/Stockholder’s (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$17,147	$503
Accounts payable	176,660	176,623
Accrued expenses	153,671	114,056
Due to Sally Beauty Holdings, Inc.	18,864	—
Income taxes	3,712	—
Total current liabilities	370,054	291,182
Long-term debt	1,758,594	621
Other liabilities	18,828	11,953
Deferred income tax liabilities	30,553	21,590
Total liabilities	2,178,029	325,346

Stock options subject to redemption	6,549	7,528

Member’s/Stockholder’s (deficit) equity:
Common stock, no par value. Authorized 1 share; issued and outstanding 1 share at September 30, 2006	—	—
Additional paid-in capital	—	62,172
Retained earnings	—	927,512
Member’s deficit	(814,839)	—
Accumulated other comprehensive income—foreign currency translation	34,522	16,283
Total member’s/stockholder’s (deficit) equity	(780,317)	1,005,967
Total liabilities and member’s/stockholder’s (deficit) equity	$1,404,261	$1,338,841

Prior to November 16, 2006, Alberto-Culver owned all shares of issued and outstanding common stock of Sally Holdings, Inc. Since November 16, 2006, all member units of Sally Holdings LLC have been owned by Sally Investment Holdings LLC (“Sally Investment”), a wholly-owned subsidiary of Sally Beauty.

See accompanying notes to consolidated financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended September 30, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Net sales	$2,513,772	$2,373,100	$2,254,307
Cost of products sold and distribution expenses	1,360,025	1,286,329	1,227,307
Gross profit	1,153,747	1,086,771	1,027,000
Selling, general and administrative expenses	850,159	798,211	768,847
Depreciation and amortization	42,605	38,032	33,906
Sales-based service fee charged by Alberto-Culver	3,779	28,852	27,615
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock	—	—	4,051
Transaction expenses	21,502	41,475	—
Operating earnings	235,702	180,201	192,581
Interest expense, net	145,972	92	2,966
Earnings before provision for income taxes	89,730	180,109	189,615
Provision for income taxes	41,169	69,916	73,154
Net earnings	$48,561	$110,193	$116,461

See accompanying notes to consolidated financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash Flows from Operating Activities:
Net earnings	$48,561	$110,193	$116,461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,605	38,032	33,906
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock (net of deferred tax benefit of $1,418 in 2005)	—	—	2,633
Share-based compensation expense (net of deferred tax benefit of $4,794 and $1,815 in 2007 and 2006, respectively)	7,473	3,371	—
Amortization of deferred financing costs	7,407	—	—
Excess tax benefit from share-based compensation	(780)	—	—
Net loss on disposal of leaseholds and other property	1,820	1,615	1,686
Deferred income taxes	3,718	2,360	9,706
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	2,297	(2,324)	8
Other receivables	359	(1,468)	(4,992)
Inventories	40,035	(40,859)	(23,123)
Prepaid expenses	(2,153)	1,237	(92)
Other assets	(1,005)	(242)	(1,039)
Accounts payable and accrued expenses	24,427	38,443	(13,674)
Income taxes	2,136	—	—
Due from Alberto-Culver	463	13,017	(7,477)
Due to Sally Beauty	5,619	—	—
Other liabilities	11,285	(6,654)	1,452
Net cash provided by operating activities	194,267	156,721	115,455

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments	—	—	44,600
Payments for purchases of short-term investments	—	—	(22,050)
Capital expenditures	(53,345)	(30,342)	(52,236)
Proceeds from sale of property and equipment	8,395	596	559
Acquisitions, net of cash acquired	(76,414)	(22,412)	(96,918)
Net cash used by investing activities	(121,364)	(52,158)	(126,045)

Cash Flows from Financing Activities:
Change in book cash overdraft	(6,515)	(10,269)	15,386
Proceeds from issuance of long-term debt	2,204,625	571	40,228
Repayments of long-term debt	(430,012)	(826)	(40,269)
Proceeds related to notes with affiliated companies	—	15,230	52,281
Payments related to notes with affiliated companies	—	(31,880)	(52,053)
Debt issuance costs	(58,541)	—	—
Excess tax benefit from share-based compensation	780	—	—
Distributions to Sally Beauty	(1,809,740)	—	—
Distributions to Alberto-Culver	(44,411)	(5,661)	(11,836)
Excess tax benefit from exercises of Alberto-Culver stock options	—	630	—
Net cash (used) provided by financing activities	(143,814)	(32,205)	3,737

Effect of foreign exchange rate changes on cash and cash equivalents	1,612	(3,399)	12
Net (decrease) increase in cash and cash equivalents	(69,299)	68,959	(6,841)
Cash and cash equivalents, beginning of year	107,571	38,612	45,453
Cash and cash equivalents, end of year	$38,272	$107,571	$38,612

Supplemental Cash Flow Information:
Cash paid for interest	$111,336	$2,339	$4,109
Cash paid for income taxes	$5,197	$63,922	$55,986

See accompanying notes to consolidated financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Member’s/Stockholder’s (Deficit) Equity

Years ended September 30, 2007, 2006, and 2005

(In thousands)

	Number of Shares	Dollars
					Accumulated	Total
	Common	Additional			Other	Member’s/
	Stock	Paid-in	Retained	Member’s	Comprehensive	Stockholder’s
	Outstanding	Capital	Earnings	(Deficit)	Income (Loss)	(Deficit) Equity
Balance at September 30, 2004	1	$58,584	$718,355	$—	$9,224	$786,163
Net earnings	—	—	116,461	—	—	116,461
Foreign currency translation	—	—	—	—	4,208	4,208
Total comprehensive income	—	—	116,461	—	4,208	120,669
Capital contribution related to Alberto-Culver’s conversion to one class of common stock	—	4,051	—	—	—	4,051
Tax benefit from exercises of Alberto-Culver stock options	—	1,249	—	—	—	1,249
Distributions to Alberto-Culver	—	—	(11,836)	—	—	(11,836)
Balance at September 30, 2005	1	63,884	822,980		13,432	900,296
Net earnings	—	—	110,193	—	—	110,193
Foreign currency translation	—	—	—	—	2,851	2,851
Total comprehensive income	—	—	110,193	—	2,851	113,044
Tax benefit from exercises of Alberto-Culver stock options	—	630	—	—	—	630
Distributions to Alberto-Culver	—	—	(5,661)	—	—	(5,661)
Vesting of share-based compensation	—	5,186	—	—	—	5,186
Stock options subject to redemptions	—	(7,528)	—	—	—	(7,528)
Balance at September 30, 2006	1	62,172	927,512	—	16,283	1,005,967
Net earnings	—	—	—	48,561	—	48,561
Foreign currency translation	—	—	—	—	18,239	18,239
Total comprehensive income	—	—	—	48,561	18,239	66,800
Adjustment to stockholder contribution	—	—	—	1,067	—	1,067
Retirement of common stock	(1)	(1)	—	1	—	—
Distributions to Alberto-Culver	—	—	—	(44,411)	—	(44,411)
Conversion to member’s equity	—	(62,171)	(927,512)	989,683	—	—
Distributions to Sally Beauty	—	—	—	(1,809,740)	—	(1,809,740)
Balance at September 30, 2007	—	$—	$—	$(814,839)	$34,522	$(780,317)

Prior to November 16, 2006, Alberto-Culver owned all shares of issued and outstanding common stock of Sally Holdings, Inc. Since November 16, 2006, all member units of Sally Holdings LLC have been owned by Sally Investment, a wholly-owned subsidiary of Sally Beauty.

See accompanying notes to consolidated financial statements.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

1.   Description of Business and Basis of Presentation

Description of Business

Sally Holdings LLC is a wholly-owned subsidiary of Sally Investment Holdings LLC (“Sally Investment”), a wholly-owned subsidiary of Sally Beauty. All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty. The Company was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became a wholly-owned subsidiary of Sally Investment and an indirect subsidiary of Sally Beauty in connection with the separation of its business from Alberto-Culver. The Company and its consolidated subsidiaries sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores, in the U.S., Puerto Rico, Mexico, Canada, Japan, United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons in the U.S., Canada, United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern U.S. and Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). Certain beauty products sold by BSG and Armstrong McCall are sold through exclusive territory agreements with the manufacturers of the products.

On November 10, 2006, the stockholders of Alberto-Culver approved a plan to separate its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies. As more fully discussed in Note 3, the separation was completed on November 16, 2006 (the “Separation Transactions”). The Separation Transactions were effected pursuant to an investment agreement dated as of June 19, 2006 (the “Investment Agreement”), among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc. and CDRS Acquisition LLC (“CDRS”). Sally Holdings was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006, when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly-owned subsidiary of Sally Beauty. Sally Beauty was formed on June 16, 2006, and became the accounting successor company to Sally Holdings, Inc. upon the completion of the Separation Transactions.

In the ordinary course of business, the Company performs certain administrative services on behalf of Sally Beauty. These services are charged to Sally Beauty and netted against the amount due to Sally Beauty. See Note 16 for further information.

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company’s business prior to November 16, 2006 have been prepared from financial statements and accounting records maintained by Alberto-Culver and reflect assumptions and allocations made by Alberto-Culver. The historical consolidated financial statements may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity.

All references in these notes to “management” are to the management of Sally Holdings LLC. All references in these notes to “the Company” are to Sally Holdings LLC and, prior to November 16, 2006, Sally Holdings, Inc.

2.   Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

 Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

 Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

are completed. Actual results may differ from these estimates in amounts that may be material to the financial statements. Management believes the estimates and assumptions are reasonable.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates market value. Also included in cash equivalents are proceeds due from credit and debit card transactions, which generally settle within five to seven days, and were approximately $10.9 million and $8.2 million at September 30, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, interest rate swap agreements and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The Company utilizes interest rate swap agreements to manage the cash flow risk associated with changing interest rates and accounts for them in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). The Company does not purchase or hold any derivative instruments for speculative or trading purposes. These derivative instruments are not designated as hedges, and changes in the fair value of these agreements are recorded as increases (decreases) to interest expense in the consolidated statements of earnings.

The fair value of the Company’s long-term borrowings was approximately $1,759.3 million at September 30, 2007. The fair values of the Company’s long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

 Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions. Accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the value of sales to customers and do not bear interest. Trade accounts receivable are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts requires management to estimate future amounts of receivables to be collected. Management records allowances for doubtful accounts based on historical collection data and current customer information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

In the consolidated statements of earnings, bad debt expense is included in selling, general and administrative expenses. The Company’s exposure to credit risk with respect to trade receivables is mitigated by the Company’s broad customer base.

Other Receivables

Other receivables consist primarily of amounts expected from vendors under various contractual agreements. Other receivables are recorded at the amount management estimates will be collected under these agreements.

 Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). When necessary, the Company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Estimates of the future demand for the Company’s products, age of the inventory and changes in stock keeping units (“SKUs”) are some of the key factors used by management in assessing the net realizable value of inventories. The Company estimates inventory shrinkage based on historical experience.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives of the respective classes of assets. Buildings and building improvements are depreciated over periods ranging from five to 40 years. Furniture, fixtures and equipment are depreciated over periods ranging from three to ten years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals determined to be reasonably assured. Expenditures for maintenance and repairs are expensed as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts.

Lease Accounting

The Company’s leases for office space, retail stores and the distribution facilities are accounted for as operating leases. Rent expense is recognized on a straight-line basis from the date the Company takes possession of the property to begin preparation of the site for occupancy to the end of the lease term, including renewal options determined to be reasonably assured. Certain leases provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability along with the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Certain lease agreements provide for tenant improvement allowances. The allowances are recorded as a deferred lease credit, included in accrued expenses and other liabilities, on the balance sheet and amortized on a straight-line basis over the lease term as a reduction of rent expense, which is consistent with the amortization period for the constructed assets.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no significant impairments in the current or prior fiscal years presented.

Goodwill and Other Intangibles

Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Goodwill is reviewed for impairment annually, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Management considers whether there has been a permanent impairment to the value of goodwill and other intangibles by evaluating if various factors, including current operating results, anticipated future results and cash flows, and market and economic conditions, indicate possible impairment. Based on the annual reviews performed, there was no impairment in the current or prior fiscal years presented.

Other intangibles with indefinite lives include certain distribution rights. Other intangible assets subject to amortization include customer relationships, certain distribution rights and non-competition agreements, and are amortized over periods of one to ten years. The weighted average amortization period is approximately four years.

Deferred Financing Costs

Expenses incurred with the issuance of long-term debt are capitalized and amortized over the life of the related debt agreements on a straight line-basis, or by using the effective interest method. These expenses are recorded on the consolidated balance sheet as other assets.

Self-Insurance Programs

The Company retains a substantial portion of the risk related to certain workers’ compensation, general liability and auto and property insurance plans. Predetermined loss limits have been arranged with insurance companies to limit the per occurrence and aggregate cash outlay. Certain of our employees and their dependents are also covered by a self-insurance program for healthcare, up to a certain maximum lifetime limit. Currently these costs, other than payroll deductions and certain out-of-pocket amounts, are largely funded by the Company. The Company maintains an annual stop loss insurance policy for the healthcare plan.

The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes both claims filed and losses incurred but not yet reported. The Company estimates the ultimate cost based on an analysis of

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

historical data and actuarial estimates. Workers’ compensation, general liability and auto and property insurance liabilities are recorded at the estimate of their net present value, while healthcare plan liabilities are not discounted. These estimates are reviewed on a regular basis to ensure that the liability is appropriate. The Company believes the amounts accrued are adequate, although actual losses may differ from the amounts provided.

Advertising Costs

Advertising costs are expensed either as incurred or the first time the advertising occurs. Advertising costs were approximately $49.2 million, $49.1 million and $45.3 million in the fiscal years ended September 30, 2007, 2006 and 2005, respectively, and are included in selling, general and administrative expenses in the consolidated statements of earnings.

Vendor Allowances

The Company accounts for cash consideration received from vendors under Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”). EITF 02-16 states that cash consideration received by a customer is presumed to be a reduction of the cost of sales unless it is for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of sales and is allocated to cost of products sold and distribution expenses as the related inventory is sold.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109 deferred income taxes are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of earnings in the period of enactment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

 Foreign Currency

The functional currency of the Company’s foreign operations is the applicable local currency. Balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date, while the results of operations are translated using the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within member’s/stockholder’s equity. Foreign currency transaction gains or losses are included in the consolidated statements of earnings and were not significant in any period presented.

 Revenue Recognition

The Company recognizes revenue when a customer consummates a point of sale transaction in a store. The cost of sales incentive programs, such as customer and consumer coupons, are recognized as a reduction of revenue at the time of sale. Taxes collected from customers and remitted to governmental authorities are recorded by the Company on a net basis, and are excluded from revenue. The Company also recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer. Appropriate provisions for sales returns and cash discounts are made at the time the sales are recorded. Sales returns and allowances were approximately 2.4% of net sales over the past three fiscal years.

 Shipping and Handling

Shipping and handling costs related to freight and distribution expenses for delivery directly to customers are included in selling, general and administrative expenses in the consolidated statements of earnings and amounted to $38.3 million, $41.9 million and $41.1 million for the fiscal years 2007, 2006 and 2005, respectively. All other shipping and handling costs, such as freight from distribution centers to stores and handling costs in the distribution centers, are included in cost of products sold and distribution expenses.

 Share-Based Compensation

The Company accounts for stock option and stock award, which include share-based payment plans of Sally Beauty, in accordance with SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

Effective October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective method. Under this method, compensation expense related to stock options granted to the Company employees was recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS 123(R). In accordance with the modified prospective method, the financial statements for fiscal year 2005 have not been restated.

Prior to fiscal year 2006, the Company measured stock-based compensation expense using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and provided the required pro forma disclosures required by SFAS 123, Accounting for Stock-Based Compensation, and, accordingly, no compensation expense related to stock options was recognized in the consolidated statements of earnings, except for a non-cash charge related to Alberto-Culver’s conversion to one class of common stock.

Had total compensation expense been determined based upon the fair value of stock options and stock awards on the dates of grant and recognized over the vesting period consistent with SFAS No. 123(R), the Company’s pro forma net earnings for fiscal year 2005 would have been as follows (in thousands):

Reported net earnings:	$116,461
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	2,985
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related income tax effects	(3,289)
Pro-forma net earnings	$116,157

The $3.0 million addition to reported net earnings in fiscal year 2005 for share-based compensation expense includes $2.6 million of after-tax non-cash charges related to Alberto-Culver’s conversion to a single class of common stock.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, Share-Based Payment, requires public companies to apply the rules of Accounting Series Release No. 268 (“ASR 268”), Presentation in Financial Statements of Redeemable Preferred Stocks, to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions, which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholder’s equity. Share-based compensation plans that were previously under Alberto-Culver stock option plans granted stock options to Company employees with a contingent cash settlement provision upon the occurrence of certain change in control events. As such, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the Company or Alberto-Culver. In accordance with ASR 268, the Company has reclassified $6.5 million from additional paid-in capital to “stock options subject to redemption” outside of member’s/stockholder’s equity (deficit) on its consolidated balance sheet as of September 30, 2007. This amount will be reclassified back into member’s/stockholder’s equity (deficit) in future periods as the related stock options are exercised or canceled.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Company implemented the provisions of SAB 108 during the first quarter of fiscal year 2007 and it did not have a material impact on the Company’s consolidated financial position, statements of earnings or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial position, statements of earnings or cash flows.

3.   Regis Agreement and Separation Transactions

On January 10, 2006, Alberto-Culver entered into an agreement with Regis Corporation (“Regis”) to merge Sally Holdings, Inc. with a subsidiary of Regis in a tax-free transaction. Pursuant to the terms and conditions of the merger agreement, Sally Holdings, Inc. was to be spun off to Alberto-Culver’s stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger.

On April 5, 2006, Alberto-Culver provided notice to Regis that its board of directors had withdrawn its recommendation for shareholders to approve the transaction. Following Alberto-Culver’s notice to Regis, also on April 5, 2006, Regis provided notice to Alberto-Culver that it was terminating the merger agreement effective immediately. In connection with the termination of the merger agreement, Alberto-Culver and the Company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, during fiscal years 2005 and 2006. The total amount of transaction expenses, including the termination fee, was approximately $41.5 million ($27.2 million after taxes), which was expensed by the Company in fiscal year 2006. All transaction related expenses were deducted for tax purposes.

On June 19, 2006, Alberto-Culver announced a plan to split its beauty supply distribution business from its consumer products business. On November 16, 2006, the Company separated from Alberto-Culver, pursuant to the Investment Agreement. As a result, Sally Beauty owns and operates, through the Company, the Sally Beauty Supply and BSG distribution businesses that were previously owned and operated by Alberto-Culver, and Alberto-Culver continues to own and operate its consumer products business. The Company and certain subsidiaries incurred approximately $1,850.0 million of new debt in connection with the Separation Transactions. In addition, pursuant to the Investment Agreement: (i) the Company became an indirect wholly-owned subsidiary of Sally Beauty; (ii) the stockholders of Alberto-Culver immediately prior to the Separation Transactions became the beneficial owners of approximately 52% of the outstanding common stock of Sally Beauty on an undiluted basis; and (iii) CDRS, a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575.0 million to obtain an equity ownership of approximately 48% of Sally Beauty on a fully-diluted basis. Upon closing of the Separation Transactions, the Company made a distribution to Sally Beauty of approximately $1,809.7 million, which was funded primarily from the issuance of new debt. Also upon closing of the Separation Transactions, Alberto-Culver shareholders received, for each share of Alberto-Culver common stock then owned: (i) one share of common stock of New Alberto-Culver, which owns and operates Alberto-Culver’s consumer products business; (ii) one share of common stock of Sally Beauty; and (iii) a $25.00 per share special cash dividend.

Pursuant to the Investment Agreement, Sally Beauty and the Company paid approximately $1.1 million to CDRS and approximately $20.4 to Alberto-Culver for merger and transactions expenses incurred in connection with the Separation Transactions. Most expenses related to the Separation Transactions are not expected to be deductible for tax purposes. Sally Beauty and the Company also paid approximately $58.5 million in fees for the debt financing incurred in connection with the separation, which were recorded on the consolidated balance sheet as other assets.

On November 16, 2006, pursuant to the terms of a separation agreement entered into in connection with the Separation Transactions, all cash, cash equivalents and short-term investments of the Company and its subsidiaries was transferred to Alberto-Culver other than $91.1 million, equal to the sum of $52.7 million plus an additional amount equal to $38.4 million. The additional amount is the sum of (i) an estimate of the amount needed to cover certain income taxes (as specified in a tax allocation agreement entered into in connection with the Separation Transactions); (ii) an amount determined pursuant to a formula intended to reflect the limitations placed on the number of shares of Sally Beauty that CDRS may acquire in order not to jeopardize the intended tax-free nature of the share distribution; and (iii) unpaid balances on certain specified liabilities of the Company, minus other specified transaction costs. In fiscal year 2007, the Company made adjustments in connection with the reconciliation of tax balances transferred to the Company in connection with the Separations Transactions. This amount was included in the settlement of intercompany agreements with Alberto-Culver, as an adjustment to the Company’s member’s deficit.

In connection with the Separation Transactions, Sally Beauty became the parent company for all U.S. tax returns filed under the employer identification number of Alberto-Culver prior to the completion of the Separation Transactions. All intercompany

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

receivables, payables and loans (other than trade payables and the Company’s portion of the transaction expenses described above) between the Company or any of its subsidiaries, on the one hand, and Alberto-Culver or any of its subsidiaries (other than the Company and its subsidiaries), on the other hand, were canceled prior to completion of the Separation Transactions. In addition, prior thereto, all intercompany agreements between the Company or any of its subsidiaries and Alberto-Culver or any of its subsidiaries were terminated, other than certain agreements specifically designated in the Separation Agreement to survive following the transactions.

In addition, upon completion of the transaction separating us from Alberto-Culver, Michael H. Renzulli, former Chairman of Sally Holdings, Inc., terminated his employment with Alberto-Culver and the Company. The Company provided Mr. Renzulli with certain benefits primarily consisting of a lump-sum cash payment of $3.6 million within 30 days after completion of the transactions. The Company expensed the cash payment at the time of completion of the transactions.

Alberto-Culver treated the transactions as though they constituted a change in control for purposes of Alberto-Culver’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of Alberto-Culver, including those held by the Company’s employees, became fully vested upon completion of the Separation Transactions. Due to the Separation Transactions, the Company recorded a charge at that time equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and restricted shares for the Company’s employees vested over the original vesting periods. Upon completion of the Separation Transactions all outstanding Alberto-Culver stock options held by employees of the Company became options to purchase shares of Sally Beauty common stock.

4.   Member’s/Stockholder’s (Deficit) Equity

Since November 16, 2006, all member units of the Company have been owned by Sally Investment.

At September 30, 2007, the Company had a member’s deficit as a result of distributions to Sally Beauty and Alberto-Culver. In connection with the separation from Alberto-Culver, the Company received the proceeds from the issuance of the debt and contributed cash of approximately $1,809.7 million to Sally Beauty to enable it to make the dividend payments to existing stockholders in accordance with the separation agreements entered into in connection with the Separation Transactions. The distribution to Alberto-Culver was the result of settlement of the inter-company agreement with Alberto-Culver, thereby decreasing member’s equity by $44.4 million.

At September 30, 2006 the additional paid-in capital and the retained earnings were part of the stockholder’s equity of Sally Holdings, Inc. and its subsidiaries. On November 16, 2006, in connection with the Separation Transactions, and the Limited Liability Company Agreement of Sally Holdings LLC entered into by Alberto-Culver, Sally Holdings, Inc. contributed its stockholder’s equity to Sally Holdings LLC, thereby converting stockholder’s equity into member’s equity.

5.   Share-Based Payments

Since November 16, 2006, the Company has been an indirect wholly-owned subsidiary of Sally Beauty and has no share based plans of its own; however, certain employees of the Company have been granted stock options and share awards under the plans of Sally Beauty.

The Company accounts for stock option and stock award, which include share-based payment plans in accordance with SFAS 123(R). Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. For fiscal years 2007 and 2006, total compensation cost charged against income and included in selling, general and administrative expenses, for share-based compensation arrangements was $12.3 million and $5.2 million, respectively, which included for fiscal year 2007, $5.3 million of accelerated expense related to the separation of Alberto-Culver and $2.6 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of Sally Beauty’s 2007 Omnibus Incentive Plan (the “2007 Plan”). For fiscal years 2007 and 2006, the total income tax benefit recognized in the statements of earnings from these plans was $4.8 and $1.8 million, respectively.

During fiscal year 2007, Sally Beauty adopted the 2007 Plan, a new share-based compensation plan, which allows for the issuance of up to 10.0 million shares of Sally Beauty’s common stock. During fiscal year 2007, Sally Beauty granted approximately 2.4 million stock options to the Company’s employees. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $2.6 million in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Plan.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no share-based compensation plans of its own; however, certain employees of the Company had been granted stock options and stock awards under share-based compensation plans of Alberto-Culver. Alberto-Culver treated the Separation Transactions as though they constituted a change in control for purposes of Alberto-Culver’s stock options and stock awards. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by the Company’s employees, became fully vested upon completion of the Separation Transactions on November 16, 2006. Due to the Separation Transactions, the Company recorded a charge at that time equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and stock awards for the Company’s employees vested over the original vesting periods. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options and stock awards held by employees of the Company became options to purchase shares of Sally Beauty’s common stock.

As a result of the Separation Transactions, the Employee Stock Option Plan of 2003, the 2003 Stock Option Plan for Non-Employee Directors and the 2003 Restricted Stock Plan that were previously plans of Alberto-Culver became plans of Sally Beauty. During fiscal year 2007, Sally Beauty granted approximately 2.7 million stock options to the Company’s employees, and granted approximately 0.4 million restricted share awards to the Company’s employees under these plans.

Stock Options

Each option has an exercise price which equals 100% of the market price of Sally Beauty’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are subject to forfeiture until the four year vesting period is complete.

The following table presents a summary of the activity for Sally Beauty’s stock option plans:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2006	1,969	$37.47
Shares conversion(a)	1,073	2.00
Granted	5,112	9.54
Exercised	(1,011)	7.56
Forfeited or expired	(419)	9.79
Outstanding at September 30, 2007	6,724	$7.33	8.8	$12,862

Exercisable at September 30, 2007	2,559	$3.76	7.8	$12,705

(a)                                Per the Employee Matters Agreement, in connection with the Separation Transactions, options to purchase shares of Alberto-Culver’s common stock, which were held by the Company’s employees, were converted into options to purchase shares of Sally Beauty’s common stock. In order to maintain the same intrinsic value as before the separation, all of Sally Beauty’s stock options that were converted from Alberto-Culver were adjusted accordingly.

The following table summarizes information about stock options under Sally Beauty’s option plans at September 30, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$2.00	1,970	7.3	$2.00	1,970	$2.00
$7.70 – 9.66	4,754	9.4	9.51	589	9.66
Total	6,724	8.8	$7.33	2,559	$3.76

The Company uses the Black-Scholes option-pricing method to value Sally Beauty’s stock options for each stock option award. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of Sally Beauty’s

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

stock option awards, which generally vest ratably over a four year period, is expensed on a straight-line basis over the vesting period of the stock options or to the date a participant becomes eligible for retirement, if earlier.

The weighted average assumptions relating to the valuation of Sally Beauty’s stock options are as follows:

	Year Ended September 30,
	2007 (a)	2006 (b)	2005 (b)
Expected lives (years)	5.0	3.5 – 4.5	3.5 – 5.0
Expected volatility	41.2% - 41.9%	20.0%	20.0%
Risk-free interest rate	4.4% - 4.6%	4.2% - 5.0%	3.4%
Dividend yield	0.0%	1.0%	0.9%

(a)	Assumptions are based on the Company’s future expectations.

(b)

Assumptions were calculated based on the Company being a wholly-owned subsidiary of Alberto-Culver and using historical assumptions of Alberto-Culver, such as expected volatility and dividend yield of Alberto-Culver’s common stock at the time.

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company that have been granted stock options under stock option plans of Alberto-Culver. Expected volatility is derived by using the average volatility of similar companies since it is not practicable to estimate Sally Beauty’s expected volatility due to a lack of trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Since Sally Beauty does not expect to pay dividends, the dividend yield is 0%.

The weighted average fair value of Sally Beauty’s stock options issued to Company employees at the date of grant in fiscal years 2007, 2006 and 2005 was $4.11, $9.48 and $9.41 per option, respectively.

The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $5.9 million, $7.5 million and $11.8 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $2.3 million, $2.5 million and $4.3 million, respectively. The total cash received from these option exercises was $1.7 million during fiscal year 2007. Prior to the Separation Transactions the total cash received by the Company from these option exercises was zero as the cash went to Alberto-Culver. The total fair value of stock options issued to Company employees that vested during fiscal years 2007, 2006 and 2005 was $7.3 million, $4.4 million and $4.3 million, respectively.

At September 30, 2007, approximately $10.2 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over the weighted average period of 3.1 years.

Stock Awards

Restricted Stock Awards

As a subsidiary of Sally Beauty, the Company has no employee stock award plans; however, certain employees of the Company have been granted stock awards under the 2003 Restricted Stock Plan (the “RSP”). A restricted stock award is an award of shares of Sally Beauty’s common stock that is subject to time-based vesting during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the vesting of the awards. Participants have full voting and dividend rights with respect to shares of stock awards.

The RSP provides for the grant of restricted stock awards for up to 900,000 shares of Sally Beauty’s common stock to key employees (including officers) of the Company. Restricted stock awards issued under the RSP generally vest ratably over a five year period and are subject to forfeiture until the five year vesting period is complete.

The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the restricted stock award at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair market value of the restricted stock award is determined based on the closing price of Sally Beauty’s common stock on the grant date.

The following table presents a summary of the activity for Sally Beauty’s restricted stock awards:

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Restricted Stock Awards	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2006	31	$38.95
Accelerated vesting (a)	(31)	38.95
Granted	350	8.10
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2007	350	$8.10	4.3

(a)                                  Per the Employee Matters Agreement, in connection with the Separation Transactions, all Alberto-Culver restricted stock awards, which were held by the Company’s employees, became vested immediately.

For fiscal year 2007, approximately 31,000 restricted stock awards vested, all in connection with the Separation Transactions. The remaining unrecognized compensation cost related to unvested restricted stock awards at September 30, 2007 was $2.4 million and the weighted average period of time over which this cost will be recognized is 4.3 years.

6.   Allowance for Doubtful Accounts

The change in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Balance at beginning of period	$2,246	$2,073	$2,500
Bad debt expense	2,632	2,403	1,754
Uncollected accounts written off, net of recoveries	(2,568)	(2,252)	(2,292)
Allowance for doubtful accounts of acquired companies	254	22	111
Balance at end of period	$2,564	$2,246	$2,073

7.  Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,
	2007	2006
Land	$9,773	$9,632
Buildings and building improvements	48,885	48,510
Leasehold improvements	118,816	96,479
Furniture, fixtures and equipment	192,420	175,203
Total property and equipment, gross	369,894	329,824
Less accumulated depreciation and amortization	(215,826)	(187,089)
Total property and equipment, net	$154,068	$142,735

Depreciation expense totaled $38.9 million, $35.0 million and $30.6 million in fiscal years 2007, 2006 and 2005, respectively.

8.   Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the fiscal years 2007 and 2006 is as follows (in thousands):

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2005	$10,089	$343,436	$353,525
Additions, net of purchase price adjustments	—	9,087	9,087
Foreign currency translation	71	2,010	2,081
Balance at September 30, 2006	10,160	354,533	364,693
Additions, net of purchase price adjustments	30,832	4,418	35,250
Foreign currency translation	1,531	5,149	6,680
Balance at September 30, 2007	$42,523	$364,100	$406,623

As described in Note 15, the $30.8 million increase in Sally Beauty Supply’s goodwill in fiscal year 2007 was principally attributable to the acquisition of Salon Services in February 2007, net of purchase price adjustments. The $4.4 million increase in BSG’s goodwill in fiscal year 2007 was principally attributable to several smaller acquisitions and purchase price adjustments for prior years’ acquisitions. The $9.1 million increase in BSG’s goodwill in fiscal year 2006 was principally attributable to the acquisition of Salon Success in June 2006, net of purchase price adjustments for prior years’ acquisitions.

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at September 30, 2007 and 2006 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2007:
Intangible assets with indefinite lives:
Trade names	$15,802	$34,886	$50,688
Other intangibles	—	6,053	6,053
Total	15,802	40,939	56,741
Intangible assets subject to amortization:
Gross carrying amount	540	25,128	25,668
Accumulated amortization	(18)	(11,886)	(11,904)
Net value	522	13,242	13,764
Total intangible assets, net	$16,324	$54,181	$70,505

Balance at September 30, 2006:
Intangible assets with indefinite lives:
Trade names	$713	$34,480	$35,193
Other intangibles	—	6,053	6,053
Total	713	40,533	41,246
Intangible assets subject to amortization:
Gross carrying amount	—	20,187	20,187
Accumulated amortization	—	(8,195)	(8,195)
Net value	—	11,992	11,992
Total intangible assets, net	$713	$52,525	$53,238

The increase in Sally Beauty Supply’s trade names and intangible assets subject to amortization in fiscal year 2007 was primarily due to the acquisition of Salon Services. The increase in BSG’s trade names and intangible assets subject to amortization in fiscal year 2006 was primarily due to the acquisition of Salon Success. Amortization expense totaled $3.7 million, $3.0 million and $3.3 million in fiscal years 2007, 2006 and 2005, respectively. As of September 30, 2007, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in millions):

Fiscal Year:
2008	$4.2
2009	3.2
2010	2.5
2011	1.9
2012	1.0
Thereafter	1.0
$13.8

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The weighted average amortization period is approximately four years.

9.   Accounts Payable and Accrued Expenses

Accounts payable at September 30, 2006 include book cash overdrafts of $6.5 million. There were no book cash overdrafts at September 30, 2007.

Accrued expenses consist of the following (in thousands):

	September 30,
	2007	2006
Compensation and benefits	$53,440	$55,886
Interest payable	34,540	—
Deferred revenue	11,209	9,823
Rental obligations	9,575	9,114
Property and other taxes	6,495	7,620
Insurance reserves	3,615	—
Acquisition related payables	3,202	8,714
Operating accruals and other	31,595	22,899
Total accrued expenses	$153,671	$114,056

10.   Lease Commitments and Contingencies

Commitments

The Company’s principal leases relate to retail stores and warehousing properties. At September 30, 2007, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2008	$110,561
2009	94,439
2010	74,884
2011	57,179
2012	35,684
Thereafter	56,881
$429,628

Certain leases require the Company to pay its respective portion of real estate taxes, insurance, maintenance and special assessments. Also, certain of the Company’s leases include renewal options and escalation clauses.

During the third quarter of fiscal year 2007, the Company exercised an option to purchase a warehouse building for approximately $7.6 million that was subsequently sold for approximately $8.0 million. In connection with the sale of the building, the Company entered into a lease agreement under which it will pay monthly rent for continued use of the building. The lease has an initial term of 24 months and the monthly rent is subject to certain escalation clauses over the life of the lease.

Total rental expense for operating leases amounted to approximately $147.3 million, $133.5 million and $123.1 million in fiscal years 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expenses in the consolidated statements of earnings. Included in this amount is $0.8 million, $0.7 million and $1.3 million for contingent rents for the years ended September 30, 2007, 2006 and 2005, respectively.

Contingencies

Legal Proceedings and Other

There were no material legal proceedings pending against the Company or its subsidiaries, as of September 30, 2007. The Company is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. The Company does not believe that the ultimate resolution of these matters will have a material adverse impact on the Company’s consolidated financial position, statements of earnings or cash flows.

The Company provides healthcare benefits to essentially all of its full-time employees. The Company is largely self-funded for the cost of the healthcare plan, other than certain fees and out-of-pocket amounts paid by the employees. In addition, the Company retains a substantial portion of the risk related to certain workers’ compensation, general liability and automobile and property insurance. The

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is included in accrued expenses (current portion) and other liabilities (long-term portion) in our consolidated balance sheets. The Company carries insurance coverage in such amounts in excess of its self-insured retention which management believes to be reasonable.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2007 and 2006.

11.   Long-Term Debt

Details of long-term debt are as follows (in thousands):

	September 30, 2007	Maturity dates (Fiscal Year)	Interest Rates
ABL facility	$11,400	2012	(i)	PRIME and up to 0.50% or;
			(ii)	LIBOR (a) plus (1.00% to 1.50%)
Term Loan A	142,500	2013	(i)	PRIME plus (1.00% to 1.50%) or;
			(ii)	LIBOR plus (2.00% to 2.50%)
Term Loan B	910,800	2014	(i)	PRIME plus (1.25% to 1.50%) or;
			(ii)	LIBOR plus (2.25% to 2.50%)
Total	$1,064,700

Senior notes	$430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%
Total	$710,000

Capitalized leases and other	$1,041
Less: current portion	(17,147)
Total long-term debt	$1,758,594

(a) London Interbank Offered Rate (“LIBOR”)

In connection with the Separation Transactions on November 16, 2006, the Company and certain subsidiaries incurred $1,850.0 million of indebtedness by: (i) drawing on a $400.0 million revolving (asset-based lending (“ABL”)) facility in an amount equal to $70.0 million; (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million; (iii) and issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million. The Company incurred approximately $58.5 million in costs related to the issuance of the debt, which was capitalized and is being amortized to interest expense over the life of the related debt instruments. Proceeds from the initial debt were used primarily to pay the $1,809.7 million distribution to Sally Beauty and for certain expenses associated with the Separation Transactions.

The ABL facility provides for senior secured revolving loans up to a maximum aggregate principal amount of $400.0 million, subject to borrowing base limitations. The availability under the ABL facility is subject to a borrowing base calculation, which is based on specified percentages of the value of eligible inventory and eligible accounts receivables, subject to certain reserves and other adjustments and reduced by certain outstanding letters of credit. At September 30, 2007, the Company had $334.6 available for additional borrowings under the ABL facility. Additionally, the Company is required to pay a commitment fee ranging from 0.20% to 0.35% on the unused portion of the ABL facility. At September 30, 2007, the commitment fee rate was 0.20%.

The ABL facility contains a covenant requiring the Company and its subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 when availability under the ABL facility falls below $40.0 million. The fixed-charge coverage ratio is defined as the ratio of EBITDA (as defined in the agreement underlying the ABL facility, or Credit Agreement EBITDA), less unfinanced capital expenditures to fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL facility). The ABL facility uses fixed amounts for Credit Agreement EBITDA for periods preceding the Separation Transactions.

The term loan facilities consist of (i) a $150.0 million senior term loan A facility and (ii) a $920.0 million senior term loan B facility. Interest is payable on a quarterly basis.

The term loan facilities contain a covenant requiring the Company and its subsidiaries to comply with maximum consolidated secured leverage ratio levels, which will decline over time. The consolidated secured leverage ratio will be tested quarterly, with a maximum ratio of 5.25 for the four quarter period ending September 30, 2007. The consolidated secured leverage ratio is a ratio of net consolidated secured debt to Consolidated EBITDA (as defined in the underlying agreements).

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The term loan facilities and the ABL facility are secured by substantially all of the Company’s assets, those of Sally Investment, those of the Company’s domestic subsidiaries and, in the case of the ABL facility, those of the Company’s Canadian subsidiaries. The term loan facilities may be prepaid at the Company’s option at any time without premium or penalty and is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company (other than Sally Capital). The senior notes and the senior subordinated notes carry optional redemption features whereby the Company has the option to redeem the notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest. Interest on the senior notes and senior subordinated notes is payable semi-annually.

On November 24, 2006, the Company entered into two interest rate swap agreements related to $500.0 million of the $1,070.0 million term loans A and B due in 2012 and 2013, respectively. See Note 12 for further information on the interest rate swap agreements.

Maturities of the Company’s long-term debt are as follows (in thousands):

Fiscal Year:
2008	$16,700
2009	24,200
2010	24,200
2011	39,200
2012	95,600
Thereafter	1,574,800
$1,774,700
Capital leases and other	1,041
Less: current portion	(17,147)
Total	$1,758,594

At September 30, 2007 and 2006, the Company had no off balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in Note 10, and outstanding letters of credit related to inventory purchases and self-insurance programs, which totaled $9.4 million and $3.0 million, respectively, at September 30, 2007 and 2006.

12.   Interest Rate Swaps

On November 24, 2006, the Company entered into two interest rate swap agreements with notional amounts of $150.0 million and $350.0 million. These agreements expire on November 24, 2008 and 2009, respectively. These agreements allow the Company to convert a portion of its variable rate interest to a fixed rate at 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%), respectively. These interest rate swap agreements relate to $500.0 million of the $1,070.0 million term loans A and B due in fiscal years 2013 and 2014, respectively, to manage the Company’s cash flow risk associated with changing interest rates. The Company will pay fixed rates of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%) on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.

The Company utilizes interest rate swaps to manage the cash flow risk associated with changing interest rates and accounts for them under SFAS 133, which requires that all derivatives be marked to market (fair value). The Company does not purchase or hold any derivative instruments for trading purposes. The interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of the interest rate swap agreements are recorded in the consolidated statements of earnings. The fair value of the swap agreements at September 30, 2007 was recorded as a liability of approximately $3.0 million.

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The marked to market impact of the swap arrangements on interest expense was an increase of approximately $3.0 million in fiscal year 2007. Changes in the fair value of the interest rate swap agreements will either increase or decrease the Company’s net interest expense and therefore may affect the Company’s earnings.

13.   401(k) and Profit Sharing Plan

The Company has no benefit plans of its own. Since the Separation Transactions, the Company has been an indirect wholly-owned subsidiary of Sally Beauty, and its employees participate in benefits provided under the plans of Sally Beauty.

Sally Beauty sponsors the Sally Beauty 401(k) and Profit Sharing Plan (the “401k Plan”), which is a qualified defined contribution plan. The 401k Plan covers employees of the Company who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the 401k Plan, employees may contribute a percentage of their annual compensation to the 401k Plan up to certain maximums, as defined by the 401k Plan and by the Internal Revenue Service (“IRS”). The Company currently matches a percentage of employee contributions. Prior to the Separation Transactions, employees of the Company participated in the Sally Beauty 401(k) Savings Plan. The Company recognized expense of $3.3 million, $2.1 million and $2.2 million in fiscal years 2007, 2006 and 2005, respectively, related to these plans. These amounts are included in selling, general and administrative expenses.

In addition, pursuant to the 401k Plan, employees who meet certain eligibility requirements and who are not members of a collective bargaining unit may participate in the profit sharing program. The Company’s profit sharing contributions to the 401k Plan are determined by the Compensation Committee of Sally Beauty’s board of directors. Prior to the Separation Transactions, employees of the Company participated in the Alberto-Culver Profit Sharing Plan. The Company’s contributions to the plan were determined at the discretion of the Alberto-Culver board of directors. The Company recognized expense of $6.2 million, $8.6 million and $9.0 million in fiscal years 2007, 2006 and 2005, respectively, related to these plans. These amounts are included in selling, general and administrative expenses.

14.   Income Taxes

In conjunction with the Separation Transactions, Sally Beauty became a separate entity for tax reporting purposes. As described in Note 16, the Company has entered into a tax sharing agreement with its ultimate parent, Sally Beauty. Prior to the Separation Transactions, the Company was included in the U.S. federal income tax return of Alberto-Culver.

The Company’s provision for income taxes is recorded on the basis of filing a separate return.

The provision for income taxes for the fiscal years 2007, 2006 and 2005 consists of the following (in thousands):

	Year Ended September 30,
	2007	2006	2005
Current:
Federal	$30,538	$57,025	$57,244
Foreign	6,446	3,141	1,288
State	4,359	9,197	6,334
Total current portion	41,343	69,363	64,866
Deferred:
Federal	778	1,053	7,319
Foreign	(319)	(255)	1,246
State	(633)	(245)	(277)
Total deferred portion	(174)	553	8,288
Total provision for income tax	$41,169	$69,916	$73,154

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Year Ended September 30,
	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	3.2	2.1
Effect of foreign operations	(0.4)	(0.1)	1.5
Nondeductible transaction costs	6.4	—	—
Other, net	2.4	0.7	—
Effective tax rate	45.9%	38.8%	38.6%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows (in thousands):

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	September 30,
	2007	2006
Deferred tax assets attributable to:
Share-based compensation expense	$7,497	$4,918
Accrued expenses	15,542	7,770
Inventory adjustments	2,437	2,557
Foreign loss carryforwards	8,718	7,303
Long-term liabilities	1,319	1,621
Other	1,439	—
Total deferred tax assets	36,952	24,169
Valuation allowance	(9,823)	(6,977)
Total deferred tax assets, net	27,129	17,192

Deferred tax liabilities attributable to:
Depreciation and amortization	42,391	28,194
Other income taxes	—	261
Total deferred tax liabilities	42,391	28,455
Net deferred tax liability	$15,262	$11,263

Management believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of most foreign loss carryforwards.

In fiscal year 2007, the Company made adjustments in connection with the reconciliation of tax balances transferred to the Company in connection with the Separations Transactions. This amount was included in the settlement of intercompany agreements with Alberto-Culver, as an adjustment to the Company’s member’s deficit.

Domestic earnings before provision for income taxes were $77.7 million, $174.6 million and $192.0 million in fiscal years 2007, 2006 and 2005, respectively. Foreign operations had earnings before provision for income taxes of $12.0 million in fiscal year 2007, earnings before provision for income taxes of $5.5 million in fiscal year 2006 and a loss before provision for income taxes of $2.4 million in fiscal year 2005.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. Management does not expect the outcome of tax audits to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

Undistributed earnings of the Company’s foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2007.

The transactions separating us from Alberto-Culver were intended to qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. In connection with the share distribution of Alberto-Culver common stock in the Separation Transactions, Sally Beauty received: (i) a private letter ruling from the IRS; and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. Certain internal restructurings also occurred at or immediately prior to the Separation Transactions. As a result of the internal restructurings and Separation Transactions, Sally Beauty inherited the federal tax identification number of the old Alberto-Culver parent for U.S. federal income tax purposes.

A tax allocation agreement was signed as part of the Separation Transactions. The agreement provides generally that Sally Beauty and the Company are responsible for the Company's pre-separation income tax liabilities, calculated on a stand-alone basis, and Alberto-Culver is responsible for the remainder.

In addition Sally Beauty, as the successor entity to Alberto-Culver after the Separation Transactions, relies upon the prior year federal income tax returns of Alberto-Culver, and accounting methods established therein, for certain calculations that affect Sally Beauty’s and the Company’s current U.S. federal income tax liability.

In the event an additional U.S federal income tax liability related to the period prior to the Separation Transactions were determined, Sally Beauty and the Company will be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to Sally Beauty under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The IRS has previously audited the consolidated federal income tax returns of Alberto-Culver through the fiscal year ending September 30, 2004. The Company has not recorded a reserve for Alberto-Culver related liability because the Company believes any exposure is immaterial.

15.   Acquisitions

On February 15, 2007, the Company entered into and completed an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Chapelton 21 Limited (the “Agreement”), a private company limited by shares and incorporated in Scotland (“Salon Services”) by and among Ogee Limited, an indirect subsidiary of the Company, and the registered shareholders of Salon Services. Pursuant to the Agreement, the Company acquired all of the issued share capital of Salon Services for an aggregate cash purchase price of approximately $57.7 million. Certain of the Company’s subsidiaries financed the purchase price through a draw down of approximately $57.0 million under the ABL facility. In addition, the Company extinguished approximately $3.9 million of Salon Services’ debt. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd., supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland, Spain and Norway. Goodwill of $29.3 million and certain identifiable intangible assets of $17.6 million were recorded as a result of acquisition and are not expected to be deductible for tax purposes. Of this amount, $14.4 million was assigned to registered trade names and $3.2 million to other identifiable intangible assets, which will be amortized over a weighted average life of approximately five years. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Salon Services have been included in the consolidated financial statements from the date of acquisition. Salon Services is included in the Sally Beauty Supply segment. Pro-forma information for Salon Services is not provided since it is not material to the Company’s consolidated results of operations. The purchase price of Salon Services has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We expect that the final valuation of the acquired assets and liabilities will be completed during fiscal year 2008.

In addition, during fiscal year 2007 the Company made five other acquisitions, which were accounted for using the purchase method. None of these acquisitions individually had a material impact on the Company’s consolidated results of operations. The results of operations for one of the acquisitions are included in the Sally Beauty Supply segment. Such acquisition included the recording of: (i) goodwill in the amount of $1.5 million; and (ii) certain intangible assets of $0.6 million. The results of operations for the remaining acquisitions are included in the BSG segment, and these acquisitions included the recording of: (i) goodwill in the amount of $3.7 million; and (ii) certain intangible assets of $1.4 million. The intangible assets will be amortized over a weighted average life of approximately one year. We expect that the final valuation of the acquired assets and liabilities related to these transactions will be completed during fiscal year 2008.

On June 8, 2006, the Company acquired Salon Success, a U.K. based distributor of professional beauty products, in order to expand the geographic area served by BSG, for a total purchase price as of September 30, 2007, of $23.2 million. Approximately $1.8 million of the purchase price was to be paid in equal annual amounts over the three years following the closing of the acquisition. In accordance with the purchase agreement, additional consideration of up to $2.1 million, plus interest, may be paid over the same three-year period based on sales to a specific customer. As of September 30, 2007, approximately $1.2 million has been paid pursuant to this agreement. Goodwill of $11.6 million and certain identifiable intangible assets of $7.6 million were recorded as a result of the acquisition and are not expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Salon Success have been included in the consolidated financial statements from the date of acquisition. Salon Success is included in the BSG segment. Pro-forma information for Salon Success is not provided since it is not material to the Company’s consolidated results of operations. The purchase price of Salon Success has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

On December 31, 2004, the Company acquired Innovation Successful Salon Services, Inc., XRG Enterprises, Inc., Artistic Salon Services, Inc., and Pacific Salon Services, Inc., full-service distributors of professional beauty products under common ownership (collectively referred to as CosmoProf), in order to continue to expand the geographic area served by Beauty Systems Group. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of CosmoProf have been included in the consolidated financial statements from the date of acquisition. CosmoProf is included in the BSG segment. The following table provides pro forma results for the fiscal year ended September 30, 2005 as if CosmoProf had been acquired on October 1, 2004 (in thousands). Anticipated cost savings and other effects of the integration of CosmoProf are not included in the pro forma results.

2005
Pro-forma net sales	$2,278,690
Pro-forma net earnings	114,373

The valuation of identifiable intangible assets of Salon Services, Salon Success and CosmoProf was determined using discounted cash flow methods with the assistance of third party valuation experts. The acquired entities have been accounted for using the purchase

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

method of accounting and, accordingly, the results of operations of the entities have been included in the consolidated financial statements since their respective dates of acquisition.

16.   Related Party Transactions

On January 1, 2007, the Company entered into an agreement with Sally Beauty under which the Company agreed to provide certain general and administrative services to Sally Beauty including accounting, finance, payroll, legal and tax sharing services. The cost of these services, which were based on a percentage of certain key employees’ salaries and benefits, is approximately $88,000 per month, and totaled approximately $1.0 million for fiscal year 2007. The cost of these services may not necessarily be indicative of the costs which would be incurred by Sally Beauty as an independent stand alone entity.

As described more fully in Note 5, certain employees of the Company have been granted stock options and share awards under share-based compensation plans of Sally Beauty.

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

As of September 30, 2007, the Company had a net intercompany payable to Sally Beauty of approximately $18.9 million. This consists primarily of income tax and share-based compensation expenses, which are partially offset by general and administrative services provided to Sally Beauty.

Prior to the Separation Transactions, the Company conducted business with, and/or had transactions with, Alberto-Culver and its subsidiaries.

In connection with the Separation Transactions, the Company terminated substantially all intercompany agreements with Alberto-Culver and its subsidiaries. All intercompany receivables, payables and loans between the Company, on the one hand, and Alberto-Culver and its subsidiaries, on the other hand, other than those specifically designated to survive following the Separation Transactions, were cancelled. In addition, Sally Beauty became the parent company for all U.S. tax returns which were filed under the employer identification number of Alberto-Culver prior to the completion of the Separation Transactions.

In fiscal years 2007, 2006 and 2005, the Company purchased inventory from Alberto-Culver of approximately $3.7 million, $26.9 million and $28.3 million, respectively.

Current income taxes payable of approximately $54.4 million at September 30, 2006 were netted against the amounts due from Alberto-Culver in the accompanying consolidated balance sheets, as Alberto-Culver made income tax payments on behalf of the Company for primarily all of the Company’s tax liabilities.

Alberto-Culver and its affiliates performed certain administrative services for the Company and incurred certain direct expenses on behalf of the Company. Charges for these services based on Alberto-Culver’s direct and allocated expenses are included in selling, general and administrative expenses in the consolidated statements of earnings. In addition, certain subsidiaries of the Company had entered into consulting, business development, and advisory services agreements with Alberto-Culver, pursuant to which Alberto-Culver charged a sales-based service fee.

Costs for certain administrative services and other corporate functions and direct expenses incurred on behalf of the Company were allocated by Alberto-Culver to the Company based on the most relevant allocation method to the specific costs being allocated, and totaled $1.0 million, $13.5 million and $13.3 million in fiscal years 2007, 2006 and 2005, respectively. These amounts are classified as part of unallocated expenses for the Company’s segment reporting purposes in Note 17. The costs for direct expenses incurred on behalf of the Company and certain administrative services and corporate functions were allocated based on specific identification of activities performed or costs incurred by Alberto-Culver on behalf of the Company. Costs of certain other administrative services and corporate functions that benefited the consolidated Alberto-Culver entity were allocated equally between the Company and Alberto-Culver’s consumer products business. Management believes the methods of allocation used were reasonable. Management estimates that had the Company been operating as a stand-alone entity not affiliated with Alberto-Culver during fiscal years 2007, 2006 and

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2005, the costs incurred for administrative services and certain other corporate functions and direct expenses incurred on behalf of the Company would have been approximately the same as the amount charged by Alberto-Culver.

Alberto-Culver also charged the Company a sales-based service fee under the consulting, business development and advisory services agreement between Alberto-Culver and certain subsidiaries of the Company. The sales-based service fees totaled $3.8 million, $28.9 million and $27.6 million in fiscal years 2007, 2006 and 2005, respectively. Management believes that had the Company been operating as a stand-alone entity not affiliated with Alberto-Culver during the fiscal years 2007, 2006 and 2005, the Company likely would not have needed to engage any third party or incur additional costs as a stand-alone company for the services provided to its subsidiaries under these agreements.

The Company also had an agreement with Alberto-Culver that required the Company to make equity distributions to Alberto-Culver whenever employees of the Company exercised Alberto-Culver stock options. During fiscal years 2007, 2006 and 2005, the Company paid $4.8 million, $5.7 million and $11.8 million, respectively, to Alberto-Culver in connection with this agreement.

The Company had various notes payable and borrowings under revolving credit facilities with affiliated companies at September 30, 2005. All notes payable to affiliated companies were subsequently repaid in December, 2005. These borrowings bore interest at market rates and interest expense was approximately $0.4 million and $2.5 million for fiscal years 2006 and 2005, respectively.

The Company had a note receivable and receivables under a credit facility with an affiliated company at September 30, 2005. All notes receivables from affiliated companies were subsequently repaid in December, 2005. These receivables bore interest at market rates and the interest income was approximately $0.1 million and $0.7 million for fiscal years 2006 and 2005, respectively.

17.   Business Segments and Geographic Area Information

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores, which offers professional beauty supplies to both salon professionals and retail customers; and (ii) BSG, a full service beauty supply distributor, which offers professional brands of beauty products directly to salons through its own sales force and professional only stores in certain exclusive geographical territories in North America and parts of Europe.

In connection with the Separation Transactions, the Company’s management evaluated the structure of its internal organization to identify and separate the costs incurred at the corporate level from the business units, as well as costs incurred that benefit both the Sally Beauty Supply and BSG segments. Accordingly, management has defined its reportable segments as Sally Beauty Supply and BSG, to report these segments separately from the Company’s shared corporate expenses, and has revised the comparable prior years for comparability purposes.

The accounting policies of the segments are the same as described in the summary of significant accounting policies in Note 2. The Company does not sell between segments.

Business Segments Information

Segment data for the fiscal years ended September 30, 2007, 2006 and 2005 is as follows (in thousands):

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended September 30,
	2007	2006	2005
Net sales:
Sally Beauty Supply	$1,567,365	$1,419,332	$1,358,899
BSG	946,407	953,768	895,408
Total	$2,513,772	$2,373,100	$2,254,307
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$273,364	$235,419	$222,679
BSG	64,652	88,445	71,210
Segment operating profit	338,016	323,864	293,889
Unallocated expenses(a)	(64,766)	(68,150)	(69,642)
Share-based compensation expense	(12,267)	(5,186)	—
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock	—	—	(4,051)
Sales based service fee charges by Alberto-Culver	(3,779)	(28,852)	(27,615)
Transaction expenses (b)	(21,502)	(41,475)	—
Interest expense, net of interest income	(145,972)	(92)	(2,966)
Total	$89,730	$180,109	$189,615
Identifiable assets:
Sally Beauty Supply	$555,252	$448,737	$418,942
BSG	757,276	759,714	715,986
Sub-total	1,312,528	1,208,451	1,134,928
Shared services	91,733	119,600	56,345
Other corporate(c)	—	10,790	34,234
Sub-total	91,733	130,390	90,579
Total	$1,404,261	$1,338,841	$1,225,507
Depreciation and amortization:
Sally Beauty Supply	$20,377	$18,762	$17,065
BSG	17,686	14,872	13,287
Corporate	4,542	4,398	3,554
Total	$42,605	$38,032	$33,906
Capital expenditures:
Sally Beauty Supply	$20,831	$19,493	$16,235
BSG	27,941	8,748	12,703
Corporate	4,573	2,101	23,298
Total	$53,345	$30,342	$52,236

(a)

Unallocated expenses consist of corporate and shared costs. The amounts include $1.0 million, $13.5 million and $13.3 million of overhead charges allocated from Alberto-Culver for fiscal years 2007, 2006 and 2005, respectively.

(b)

Transaction expenses are one-time charges associated with the Separation Transactions in fiscal year 2007, and one-time charges associated with the termination of the agreement with Regis in fiscal year 2006. See Note 3 for additional information.

(c)	Other corporate identifiable assets consist of amounts due from Alberto-Culver, deferred tax assets and notes receivable from affiliated companies.

Geographic Area Information

Geographic data for the fiscal years ended September 30, 2007, 2006 and 2005is as follows (in thousands):

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended September 30,
	2007	2006	2005
Net sales:(a)
United States	$2,110,864	$2,106,525	$2,007,947
Foreign	402,908	266,575	246,360
Total	$2,513,772	$2,373,100	$2,254,307
Identifiable assets:
United States	$972,094	$994,551	$963,528
Foreign	340,434	213,900	171,400
Shared services	91,733	119,600	56,345
Other corporate(b)	—	10,790	34,234
Total	$1,404,261	$1,338,841	$1,225,507

(a)	Net sales are attributable to individual countries based on the location of the customer.

(b)	Prior to the Separation Transactions, other corporate identifiable assets consisted of amounts due from Alberto-Culver, deferred tax assets and notes receivable from affiliated companies.

18.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2007 and September 30, 2006, the Condensed Consolidated Statements of Earnings for the years ended September 30, 2007, 2006 and 2005, and the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005 of: (i) Sally Holdings LLC, or “the Parent;” (ii) Sally Capital Inc., or “Co-Issuer;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (vi) the Parent on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as guarantor subsidiaries are 100 percent indirectly owned by the Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries are pledged under the term loan facilities and the ABL facility and consequently may not be available to satisfy the claims of general creditors.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

September 30, 2007

(In thousands)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Assets
Cash and cash equivalents	$7	$—	$9,316	$28,949	$—	$38,272
Trade accounts and other receivables, less allowance for doubtful accounts	286	—	47,884	25,433	—	73,603
Due from affiliates	105,771	—	10,112	13,777	(129,660)	—
Inventories	—	—	442,978	126,426	—	569,404
Prepaid expenses	43	—	6,702	8,630	—	15,375
Deferred income tax assets	1,191	—	16,885	(2,785)	—	15,291
Property and equipment, net	—	—	115,048	39,020	—	154,068
Investment in subsidiaries	878,650	—	255,144	—	(1,133,794)	—
Goodwill and other intangible assets, net	—	—	361,013	116,115	—	477,128
Other assets	51,135	—	1,866	8,119	—	61,120
Total assets	$1,037,083	$—	$1,266,948	$363,684	$(1,263,454)	$1,404,261

Liabilities and Member’s (Deficit) Equity
Accounts payable	$—	$—	$132,658	$44,002	$—	$176,660
Due to affiliates	—	—	103,225	26,435	(129,660)	—
Accrued expenses	34,540	—	93,099	26,032	—	153,671
Due to Sally Beauty Holdings, Inc.	—	—	16,291	2,573	—	18,864
Income taxes	—	—	392	3,320	—	3,712
Long-term debt	1,774,700	—	558	483	—	1,775,741
Other liabilities	3,047	—	13,866	1,915	—	18,828
Deferred income tax liabilities	(1,436)	—	28,209	3,780	—	30,553
Total liabilities	1,810,851	—	388,298	108,540	(129,660)	2,178,029
Stock options subject to redemption	6,549	—	—	—	—	6,549
Total member’s (deficit) equity	(780,317)	—	878,650	255,144	(1,133,794)	(780,317)
Total liabilities and member’s (deficit) equity	$1,037,083	$—	$1,266,948	$363,684	$(1,263,454)	$1,404,261

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SALLY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

September 30, 2006

(In thousands)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings, Inc. & Subsidiaries
Assets
Cash and cash equivalents	$53,792	$—	$36,634	$17,145	$—	$107,571
Trade accounts and other receivables, less allowance for doubtful accounts	38	—	54,730	11,922	—	66,690
Due from affiliates	300,737	—	73,860	12,775	(387,372)	—
Inventories	—	—	479,122	95,861	—	574,983
Prepaid expenses and other	—	—	8,338	10,266	—	18,604
Deferred income tax assets	—	—	13,549	(3,222)	—	10,327
Property and equipment, net	—	—	113,892	28,843	—	142,735
Investment in subsidiaries	658,928	—	78,697	—	(737,625)	—
Goodwill and other intangible assets, net	—	—	357,696	60,235	—	417,931
Total assets	$1,013,495	$—	$1,216,518	$233,825	$(1,124,997)	$1,338,841

Liabilities and Stockholder’s Equity
Accounts payable	$—	$—	$147,556	$29,067	$—	$176,623
Due to affiliates	—	—	279,820	107,552	(387,372)	—
Accrued expenses	—	—	98,057	15,999	—	114,056
Long-term debt	—	—	603	521	—	1,124
Other liabilities	—	—	9,122	2,831	—	11,953
Deferred income tax liabilities	—	—	22,432	(842)	—	21,590
Total liabilities	—	—	557,590	155,128	(387,372)	325,346
Stock options subject to redemption	7,528	—	—	—	—	7,528
Total stockholder’s equity	1,005,967	—	658,928	78,697	(737,625)	1,005,967
Total liabilities stockholder’s equity	$1,013,495	$—	$1,216,518	$233,825	$(1,124,997)	$1,338,841

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings

Fiscal Year Ended September 30, 2007

(In thousands)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$—	$2,079,580	$434,192	$—	$2,513,772
Related party sales	—	—	3,257	—	(3,257)	—
Cost of products sold and distribution expenses	—	—	1,117,424	245,858	(3,257)	1,360,025
Gross profit	—	—	965,413	188,334	—	1,153,747
Selling, general and administrative expenses	556	—	692,888	156,715	—	850,159
Depreciation and amortization	—	—	32,373	10,232	—	42,605
Sales-based service fee charged by Alberto-Culver	—	—	3,779	—	—	3,779
Transaction expenses	21,502	—	—	—	—	21,502
Operating earnings (loss)	(22,058)	—	236,373	21,387	—	235,702
Interest income	(3,426)	—	(331)	(655)	2,689	(1,723)
Interest expense	146,937	—	2,630	817	(2,689)	147,695
Earnings (losses) before provision for income taxes	(165,569)	—	234,074	21,225	—	89,730
Provision (benefit) for income taxes	(58,878)	—	92,146	7,901	—	41,169
Equity in earnings of subsidiaries (net of tax)	155,252	—	13,324	—	(168,576)	—
Net earnings	$48,561	$—	$155,252	$13,324	$(168,576)	$48,561

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SALLY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings

Fiscal Year Ended September 30, 2006

(In thousands)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings, Inc. & Subsidiaries

Net sales	$—	$—	$2,075,934	$297,166	$—	$2,373,100
Related party sales	—	—	1,943	—	(1,943)	—
Cost of products sold and distribution expenses	—	—	1,120,662	167,610	(1,943)	1,286,329
Gross profit	—	—	957,215	129,556	—	1,086,771
Selling, general and administrative expenses	3	—	693,529	104,679	—	798,211
Depreciation and amortization	—	—	30,620	7,412	—	38,032
Sales-based service fee charged by Alberto-Culver	—	—	28,852	—	—	28,852
Transaction expenses	41,475	—	—	—	—	41,475
Operating earnings (loss)	(41,478)	—	204,214	17,465	—	180,201
Interest income	(21,961)	—	(1,190)	(444)	21,797	(1,798)
Interest expense	—	—	19,842	3,845	(21,797)	1,890
Earnings (losses) before provision for income taxes	(19,517)	—	185,562	14,064	—	180,109
Provision for income taxes	—	—	67,483	2,433	—	69,916
Equity in earnings of subsidiaries (net of tax)	129,710	—	11,631	—	(141,341)	—
Net earnings	$110,193	$—	$129,710	$11,631	$(141,341)	$110,193

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SALLY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings

Fiscal Year Ended September 30, 2005

(In thousands)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings, Inc. & Subsidiaries

Net sales	$—	$—	$1,979,674	$274,633	$—	$2,254,307
Related party sales	—	—	2,380	—	(2,380)	—
Cost of products sold and distribution expenses	—	—	1,067,595	162,092	(2,380)	1,227,307
Gross profit	—	—	914,459	112,541	—	1,027,000
Selling, general and administrative expenses	2	—	660,940	107,905	—	768,847
Depreciation and amortization	—	—	27,326	6,580	—	33,906
Sales-based service fee charged by Alberto-Culver	—	—	27,615	—	—	27,615
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock	—	—	3,861	190	—	4,051
Operating earnings (loss)	(2)	—	194,717	(2,134)	—	192,581
Interest income	(20,895)	—	(1,009)	(89)	20,850	(1,143)
Interest expense	—	—	21,926	3,033	(20,850)	4,109
Earnings (losses) before provision for income taxes	20,893	—	173,800	(5,078)	—	189,615
Provision for income taxes	7,429	—	63,823	1,902	—	73,154
Equity in earnings (loss) of subsidiaries (net of tax)	102,997	—	(6,980)	—	(96,017)	—
Net earnings	$116,461	$—	$102,997	$(6,980)	$(96,017)	$116,461

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Fiscal Year Ended September 30, 2007

(In thousands)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net cash provided (used) by operating activities	$(203,959)	$—	$230,104	$168,122	$—	$194,267

Cash Flows from Investing Activities:
Capital expenditures and proceeds from sale of property and equipment	—	—	(31,886)	(13,064)	—	(44,950)
Acquisitions, net of cash acquired	—	—	(11,170)	(65,244)	—	(76,414)
Net cash used by investing activities	—	—	(43,056)	(78,308)	—	(121,364)

Cash Flows from Financing Activities:
Change in book cash overdraft	—	—	(6,515)	—	—	(6,515)
Proceeds from issuance of long-term debt	2,204,625	—	—	—	—	2,204,625
Repayments of long-term debt	(430,012)	—	—	—	—	(430,012)
Debt issuance costs	(58,541)	—	—	—	—	(58,541)
Excess tax benefit from share-based compensation	—	—	780	—	—	780
Proceeds related to notes with affiliates	287,548	—	60,038	—	(347,586)	—
Payments related to notes with affiliates	—	—	(268,400)	(79,186)	347,586	—
Distributions to Sally Beauty	(1,809,740)	—	—	—	—	(1,809,740)
Distributions to Alberto-Culver	(44,411)	—	—	—	—	(44,411)
Net cash provided (used) by financing activities	149,469	—	(214,097)	(79,186)	—	(143,814)

Effect of foreign exchange rate changes on cash and cash equivalents	705	—	(269)	1,176	—	1,612
Net (decrease) increase in cash and cash equivalents	(53,785)	—	(27,318)	11,804	—	(69,299)
Cash and cash equivalents, beginning of period	53,792	—	36,634	17,145	—	107,571
Cash and cash equivalents, end of period	$7	$—	$9,316	$28,949	$—	$38,272

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SALLY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Fiscal Year Ended September 30, 2006

(In thousands)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings, Inc. & Subsidiaries

Net cash provided (used) by operating activities	$(25,092)	$—	$163,192	$18,621	$—	$156,721

Cash Flows from Investing Activities:
Capital expenditures and proceeds from sale of property and equipment	—	—	(22,795)	(6,951)	—	(29,746)
Acquisitions, net of cash acquired	—	—	(4,323)	(18,089)	—	(22,412)
Net cash used by investing activities	—	—	(27,118)	(25,040)	—	(52,158)

Cash Flows from Financing Activities:
Change in book cash overdraft	—	—	(10,269)	—	—	(10,269)
Proceeds from issuance of long-term debt	—	—	331	240	—	571
Repayments of long-term debt	—	—	(257)	(569)	—	(826)
Proceeds related to notes with affiliates	78,852	—	17,765	16,613	(98,000)	15,230
Payments related to notes with affiliates	—	—	(129,880)	—	98,000	(31,880)
Distributions to Alberto-Culver	—	—	(5,661)	—	—	(5,661)
Excess tax benefit from share-based compensation	—	—	630	—	—	630
Net cash provided (used) by financing activities	78,852	—	(127,341)	16,284	—	(32,205)

Effect of foreign exchange rate changes on cash and cash equivalents	(30)	—	(1,118)	(2,251)	—	(3,399)
Net increase in cash and cash equivalents	53,730	—	7,615	7,614	—	68,959
Cash and cash equivalents, beginning of period	62	—	29,019	9,531	—	38,612
Cash and cash equivalents, end of period	$53,792	$—	$36,634	$17,145	$—	$107,571

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SALLY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Fiscal Year Ended September 30, 2005

(In thousands)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings, Inc. & Subsidiaries

Net cash provided (used) by operating activities	$95,095	$—	$54,963	$(34,603)	$—	$115,455

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments	—	—	44,600	—	—	44,600
Payments for purchases of short-term investments	—	—	(22,050)	—	—	(22,050)
Capital expenditures and proceeds from sale of property and equipment	—	—	(42,529)	(9,148)	—	(51,677)
Acquisitions, net of cash acquired	—	—	(95,746)	(1,172)	—	(96,918)
Net cash used by investing activities	—	—	(115,725)	(10,320)	—	(126,045)

Cash Flows from Financing Activities:
Change in book cash overdraft	—	—	15,386	—	—	15,386
Proceeds from issuance of long-term debt	—	—	40,228	—	—	40,228
Repayments of long-term debt	—	—	(40,269)	—	—	(40,269)
Proceeds related to notes with affiliates	—	—	52,677	47,684	(48,080)	52,281
Payments related to notes with affiliates	(100,133)	—	—	—	48,080	(52,053)
Distributions to Alberto-Culver	(11,836)	—	—	—	—	(11,836)
Net cash provided (used) by financing activities	(111,969)	—	68,022	47,684	—	3,737

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,646	(1,634)	—	12
Net (decrease) increase in cash and cash equivalents	(16,874)	—	8,906	1,127	—	(6,841)
Cash and cash equivalents, beginning of period	16,936	—	20,113	8,404	—	45,453
Cash and cash equivalents, end of period	$62	$—	$29,019	$9,531	$—	$38,612

19.   Quarterly Financial Data (Unaudited)

Unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2007 and 2006 is summarized below (in thousands):

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007:
Net sales	$629,879	$609,276	$634,880	$639,737
Gross profit	$284,492	$283,018	$290,887	$295,350
Net earnings	$3,702	$12,256	$14,655	$17,948

2006:
Net sales	$586,355	$581,101	$599,534	$606,110
Gross profit	$266,868	$269,959	$276,407	$273,537
Net earnings	$33,804	$31,175	$14,551	$30,663