Form 10-Q
period 2008-03-31
SALLY HOLDINGS LLC; SALLY CAPITAL INC.
filed 2008-05-08
CIK 1385720, 1385718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   YES  ☐    NO  ☒

 No voting or non-voting common equity of the registrants was held by non-affiliates of the registrants as of March 31, 2008.  As of May  5, 2008, all member units were owned by Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc.

Since November 16, 2006, Sally Holdings LLC, a limited liability company organized under the laws of the State of Delaware (“Sally Holdings”), has been a wholly-owned subsidiary of Sally Investment Holdings LLC (“Sally Investment”), which is a wholly-owned subsidiary of Sally Beauty Holdings, Inc., (“Sally Beauty”). All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty.  Prior to November 16, 2006, Sally Holdings was a Delaware corporation named “Sally Holdings, Inc.” and was a wholly-owned subsidiary of Alberto-Culver Company, which we refer to as “Alberto-Culver.” On November 16, 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became a wholly-owned subsidiary of Sally Investment and an indirect subsidiary of Sally Beauty in connection with the separation of Sally Holdings’ business from Alberto-Culver. All operations of Sally Investment and Sally Beauty are conducted through Sally Holdings and its consolidated subsidiaries.  Sally Capital Inc., a Delaware corporation which we refer to as “Sally Capital,” is a wholly-owned subsidiary of Sally Holdings and does not have any assets or operations of any kind.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following are our consolidated balance sheets as of March 31, 2008 and September 30, 2007; our consolidated statements of earnings for the three and six months ended March 31, 2008 and 2007 and our consolidated statements of cash flows for the six months ended March 31, 2008 and 2007.  On November 16, 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly owned subsidiary of Sally Beauty Holdings, Inc. in connection with our separation from the Alberto-Culver Company (“Alberto-Culver”).  In these financial statements and elsewhere in this Quarterly Report on Form 10-Q, we refer to these transactions as the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for additional information about the Separation Transactions. Sally Capital is a wholly-owned subsidiary of Sally Holdings and does not have assets or operations of any kind.

SALLY HOLDINGS LLC AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales	$643,346	$609,276	$1,299,133	$1,239,155
Cost of products sold and distribution expenses	344,922	326,258	694,540	671,645
Gross profit	298,424	283,018	604,593	567,510
Selling, general and administrative expenses (a)	218,817	210,139	441,712	422,396
Depreciation and amortization	11,821	10,025	23,573	19,815
Sales-based service fee charged by Alberto-Culver	—	—	—	3,779
Transaction expenses(b)	—	27	—	21,484
Operating earnings	67,786	62,827	139,308	100,036
Interest expense, net (c)	47,642	42,947	94,125	62,050
Earnings before provision for income taxes	20,144	19,880	45,183	37,986
Provision for income taxes	6,364	7,624	16,057	22,028
Net earnings	$13,780	$12,256	$29,126	$15,958

(a)                                  Selling, general and administrative expenses include allocated overhead costs from Alberto-Culver of $1.0 million for the six months ended March 31, 2007; and share-based compensation of $1.5 million and $0.6 million for the three months ended March 31, 2008 and 2007, and $6.9 million and $6.3 million for the six months ended March 31, 2008 and 2007, respectively.

(b)                                 Transaction expenses are one-time charges associated with the separation from Alberto-Culver.

(c)                                  Interest expense is net of interest income of $0.2 million and $0.3 million for the three months ended March 31, 2008 and 2007; and $0.4 million and $1.3 million for the six months ended March 31, 2008 and 2007, respectively; and includes expense of $8.6 million and $1.7 million of marked-to-market adjustments related to interest rate swaps for the three months ended March 31, 2008 and 2007; and expense of $14.3 million and $0.7 million related to these adjustments for the six months ended March 31, 2008 and 2007, respectively.

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

SALLY HOLDINGS LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31,	September 30,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,420	$38,272
Trade accounts receivable, less allowance for doubtful accounts of $2,388 at March 31, 2008 and $2,564 at September 30, 2007	46,131	51,409
Other receivables	23,764	22,194
Inventories	590,574	569,404
Prepaid expenses	14,708	15,375
Deferred income tax assets	18,333	15,291
Total current assets	724,930	711,945
Property and equipment, net of accumulated depreciation of $232,727 at March 31, 2008 and $215,826 at September 30, 2007	159,466	154,068
Goodwill	417,463	406,623
Intangible assets, net of accumulated amortization of $14,984 at March 31, 2008 and $11,904 at September 30, 2007	69,441	70,505
Other assets	57,040	61,120
Total assets	$1,428,340	$1,404,261
Liabilities and Member’s Deficit
Current liabilities:
Current maturities of long-term debt	$20,848	$17,147
Accounts payable	158,360	176,660
Accrued expenses	147,846	153,671
Due to Sally Beauty	11,111	18,864
Income taxes	3,950	3,712
Total current liabilities	342,115	370,054
Long-term debt	1,768,919	1,758,594
Other liabilities	33,155	18,828
Deferred income tax liabilities	31,902	30,553
Total liabilities	2,176,091	2,178,029
Stock options subject to redemption	6,170	6,549
Member’s deficit:
Member’s deficit:	(785,713)	(814,839)
Accumulated other comprehensive income – foreign currency translation	31,792	34,522
Total member’s deficit	(753,921)	(780,317)
Total liabilities and member’s deficit	$1,428,340	$1,404,261

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

SALLY HOLDINGS LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$29,126	$15,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,573	19,815
Share-based compensation expense (net of deferred tax benefit of $2,117 and $2,349 in 2008 and 2007, respectively)	4,788	3,915
Amortization of deferred financing costs	4,247	3,220
Excess tax benefit from share-based compensation	(264)	(308)
Net loss on disposal of leaseholds and other property	213	910
Deferred income taxes	648	3,832
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	5,374	6,825
Other receivables	(1,773)	1,713
Inventories	(20,490)	35,663
Prepaid expenses	553	(2,485)
Other assets	(24)	(792)
Accounts payable and accrued expenses	(25,153)	(635)
Income taxes	280	2,745
Due from Alberto-Culver	—	463
Due to Sally Beauty	(15,037)	(1,231)
Other liabilities	14,558	7,543
Net cash provided by operating activities	20,619	97,151
Cash Flows from Investing Activities:
Capital expenditures	(25,699)	(18,822)
Proceeds from sale of property and equipment	162	95
Acquisitions, net of cash acquired	(17,445)	(69,215)
Net cash used by investing activities	(42,982)	(87,942)
Cash Flows from Financing Activities:
Change in book cash overdraft	—	(4,204)
Proceeds from issuance of long-term debt	244,235	2,037,100
Repayments of long-term debt	(230,001)	(207,643)
Debt issuance costs	—	(58,816)
Excess tax benefit from share-based compensation	264	308
Distributions to Sally Beauty	—	(1,810,149)
Distributions to Alberto-Culver	—	(39,471)
Net cash provided (used) by financing activities	14,498	(82,875)
Effect of foreign exchange rate changes on cash and cash equivalents	1,013	72
Net decrease in cash and cash equivalents	(6,852)	(73,594)
Cash and cash equivalents, beginning of period	38,272	107,571
Cash and cash equivalents, end of period	$31,420	$33,977

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

All references in these notes to “management” are to the management of Sally Holdings. All references in these notes to the “Company” are to Sally Holdings LLC and prior to November 16, 2006, to Sally Holdings, Inc.

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

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  The consolidated interim financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position as of March 31, 2008 and September 30, 2007, the consolidated results of operations for the three and six months ended March 31, 2008 and 2007, and the consolidated cash flows for the six months ended March 31, 2008 and 2007.  The results of operations for these interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

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

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements and the related tax benefits recognized in the statements of earnings (in thousands):

	Six Months Ended March 31,
	2008		2007

Share-based compensation expense	$6,905	(a)	$6,264	(b)
Income tax benefit related to share-based compensation expense	$2,117		$2,349

(a)                                  Includes $3.1 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 plan.

(b)                                 Includes $5.3 million of accelerated expense related to the separation from Alberto-Culver.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Stock Options

Each option has an exercise price that equals 100% of the market price of Sally Beauty’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are subject to forfeiture until the four year vesting period is complete.

The following table presents a summary of the activity for Sally Beauty’s stock options issued to the Company’s employees for the six months ended March 31, 2008:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2007	6,724	$7.33
Granted	2,598	8.79
Exercised	(259)	2.00
Forfeited or expired	(68)	9.10
Outstanding at March 31, 2008	8,995	$7.89	8.6	$8,372

Exercisable at March 31, 2008	2,888	$5.07	7.3	$8,372

The following table summarizes information about stock options held by the Company’s employees under Sally Beauty’s option plans at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2008 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2008 (in Thousands)	Weighted Average Exercise Price
$2.00	1,709	6.3	$2.00	1,709	$2.00
$7.70 – 9.66	7,286	9.1	9.27	1,179	9.53
Total	8,995	8.6	$7.89	2,888	$5.07

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

The weighted average assumptions relating to the valuation of Sally Beauty’s stock options are as follows:

	Six Months Ended March 31,
	2008	2007
Expected lives (years)	5.0	5.0
Expected volatility	37.5%	41.9%
Risk-free interest rate	4.0%	4.4%
Dividend yield	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company that have been granted stock options under stock option plans of Alberto-Culver prior to the Separation Transactions. The expected volatility is derived by using the average volatility of Sally Beauty and similar companies since it is not practicable to estimate Sally Beauty’s expected volatility on a stand alone basis due to a lack of trading history. The risk-free interest rate is based on the

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

zero-coupon U.S. Treasury issue as of the date of the grant. Since Sally Beauty does not expect to pay dividends, the dividend yield is 0%.

The weighted average fair value of the Sally Beauty stock options issued to Company employees at the date of grant in the six months ended March 31, 2008 and 2007 was $3.46 and $4.07 per option, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2008 was $1.6 million.  The total cash received from these option exercises was $0.5 million and the tax benefit realized for the tax deductions from these option exercises was $0.6 million.

At March 31, 2008, approximately $12.6 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over the weighted average period of 3.2 years.

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

The following table presents a summary of the activity for Sally Beauty’s restricted stock awards for the six months ended March 31, 2008:

Restricted Stock Awards	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2007	350	$8.10
Granted	106	8.78
Vested	(70)	8.10
Forfeited	—	—
Non-vested at March 31, 2008	386	$8.29	4.1

At March 31, 2008, approximately $2.1 million of total unrecognized compensation cost related to non-vested restricted stock awards is expected to be recognized over the weighted average period of 4.1 years.

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

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

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

Details of long-term debt are as follows (in thousands):

	March 31, 2008	Maturity dates (Fiscal Year)	Interest Rates
ABL facility	$33,878	2012	(i) PRIME and up to 0.50% or;
			(ii) LIBOR (a) plus (1.00% to 1.50%)

Term Loan A	138,750	2013	(i) PRIME plus (1.00% to 1.50%) or;
			(ii) LIBOR plus (2.00% to 2.50%)

Term Loan B	906,200	2014	(i) PRIME plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%)
Total	$1,078,828

Senior notes	$430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%
Total	$710,000

Capitalized leases and other	$939
Less: current portion	(20,848)
Total long-term debt	$1,768,919

(a) London Interbank Offered Rate (“LIBOR”)

Maturities of the Company’s long-term debt are as follows (in thousands):

Fiscal Year:
2008	$8,350
2009	24,200
2010	24,200
2011	39,200
2012	118,078
Thereafter	1,574,800
$1,788,828
Capital leases and other	939
Less: current portion	(20,848)
Total	$1,768,919

4.   Interest Rate Swaps

In connection with the Separation Transactions, during November 2006, the Company entered into two interest rate swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes. The interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of the interest rate swap agreements, which are adjusted quarterly, are recorded in the results of operations. The fair value of the swap agreements was a liability of approximately $17.3 million at March 31, 2008. The liability consists of approximately $2.5 million included in accrued expenses and $14.8 million included in other liabilities on the consolidated balance sheet.  Please see the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2007 for additional information on these interest rate swap agreements.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

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

The marked-to-market impact of the swap arrangements on interest expense was an increase of approximately $8.6 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively; and approximately $14.3 million and $0.7 million for the six months ended March 31, 2008 and 2007, respectively.

5.   Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the six months ended March 31, 2008 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2007	$44,548	$362,075	$406,623
Additions, net of purchase price adjustments	2,347	10,634	12,981
Foreign currency translation	(582)	(1,559)	(2,141)
Balance at March 31, 2008	$46,313	$371,150	$417,463

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at March 31, 2008 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at March 31, 2008:
Intangible assets with indefinite lives:
Trade names	$15,345	$34,738	$50,083
Other intangibles	—	6,053	6,053
Total	15,345	40,791	56,136
Intangible assets subject to amortization:
Gross carrying amount	540	27,749	28,289
Accumulated amortization	(72)	(14,912)	(14,984)
Net value	468	12,837	13,305
Total intangible assets, net	$15,813	$53,628	$69,441

6.   Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows for the three and six months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net earnings	$13,780	$12,256	$29,126	$15,958
Other comprehensive income adjustments-foreign currency translation	1,726	1,457	(2,730)	736
Comprehensive income	$15,506	$13,713	$26,396	$16,694

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

7.   Income Taxes

Sally Beauty and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various foreign and most state jurisdictions.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. This interpretation, which became effective for fiscal years beginning after December 15, 2006, clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on (1) the recognition, derecognition, and measurement of uncertain tax positions in a period subsequent to that in which the tax position is taken; (2) the accounting for interest and penalties; (3) the presentation and classification of recorded amounts in the financial statements; and (4) disclosure requirements.

The Company adopted the provisions of FIN 48 on October 1, 2007.  The adoption of FIN 48 did not require a change to the Company’s liability for unrecognized tax benefits and had no impact on the Company’s opening balance of retained deficit.  The total amount of unrecognized tax benefits (including interest accruals) as of the date of adoption on October 1, 2007 was $3.9 million.  If recognized, these positions would affect the Company’s effective tax rate.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Sally Beauty and the Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.    The total amount of accrued interest and penalties as of October 1, 2007 was $1.0 million.

For the twelve months following the date of adoption of FIN 48, management anticipates that it is reasonably possible for the amount of unrecognized benefits (including interest accruals) to be increased by $2.5 million as a result of additional federal, state, and foreign tax positions.  This amount includes $1.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of the deferred tax accounting, other than interest, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Internal Revenue Service (“IRS”) has previously audited the consolidated federal income tax returns of Alberto-Culver through the fiscal year ending September 30, 2004. The Company has not recorded a reserve for Alberto-Culver related liability because the Company believes any exposure is immaterial.

The IRS has contacted Sally Beauty regarding an examination for the tax years ended 2005 and 2006, thus our statute remains open from the year ended September 30, 2005, forward.  Our European subsidiaries are impacted by various statutes of limitations, which are generally open from 2004 forward. The statute of limitations on our Canadian operations is open from 2004 forward.  Generally, states’ statutes in the United States are open for tax reviews from 2002 forward.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

8.   Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores, which offers professional beauty supplies to both salon professionals and retail customers, and (ii) BSG, including its franchise-based business Armstrong McCall, is a full service beauty supply distributor, which offers professional brands of beauty products directly to salons through its own sales force and professional only stores (including franchise stores) in generally exclusive geographical territories in North America and parts of Europe.

The Company does not sell between segments.  Segment data for the three and six months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Net sales:
Sally Beauty Supply	$406,065	$382,176	$815,629	$754,125
BSG	237,281	227,100	483,504	485,030
Total net sales	$643,346	$609,276	$1,299,133	$1,239,155
Earnings before provision for income taxes:
Segment operating earnings:
Sally Beauty Supply	$67,819	$67,714	$139,462	$133,208
BSG	17,942	12,597	38,972	31,319
Total segment operating earnings	85,761	80,311	178,434	164,527
Unallocated corporate expenses (1)	(16,517)	(16,900)	(32,221)	(32,964)
Share-based compensation expense	(1,458)	(557)	(6,905)	(6,264)
Sales-based service fee charged by Alberto-Culver	—	—	—	(3,779)
Transaction expenses (2)	—	(27)	—	(21,484)
Interest expense, net of interest income	(47,642)	(42,947)	(94,125)	(62,050)
Earnings before provision for income taxes	$20,144	$19,880	$45,183	$37,986

(1)

Unallocated expenses consist of corporate and shared costs. The amounts include $0.0 million and $1.0 million of overhead charges allocated from Alberto-Culver for the six months ended March 31, 2008 and 2007, respectively.

(2)	Transaction expenses are one-time charges associated with the separation from Alberto-Culver on November 16, 2006.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

9.   Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008. We expect the adoption of this statement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB, issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS 160”), which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary’s equity be reported as a component of equity separate from the parent’s interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interest that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for periods on or after December 15, 2008.  We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In December 2007, the FASB, issued SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”). Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaces the practice, under predecessor SFAS 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R is effective in periods beginning on or after December 15, 2008. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective in fiscal years beginning after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

10.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007, the Condensed Consolidated Statement of Earnings for the three and six months ending March 31, 2008 and 2007, and the Condensed Consolidated Statement of Cash Flows for the six months ended March, 31 2008 and 2007 of (a) Sally Holdings LLC or “Parent”; (b) Sally Capital Inc. or “Co-Issuer” (c) the guarantor subsidiaries; (d) the non-guarantor subsidiaries; (e) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (f) the Parent on a consolidated basis.

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

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
March 31, 2008

(In thousands)

(Unaudited)

	Parent	Co- Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Assets
Cash and cash equivalents	$14	$—	$11,948	$19,458	$—	$31,420
Trade accounts and other receivables, less allowance for doubtful accounts	—	—	50,161	19,734	—	69,895
Due from affiliates	67,847	—	10,461	5,039	(83,347)	—
Inventories	—	—	463,314	127,260	—	590,574
Prepaid expenses	90	—	8,497	6,121	—	14,708
Deferred income tax assets	1,787	—	19,715	(3,169)	—	18,333
Property and equipment, net	—	—	121,266	38,200	—	159,466
Investment in subsidiaries	963,740	—	253,737	—	(1,217,477)	—
Goodwill and other intangible assets, net	—	—	372,140	114,764	—	486,904
Other assets	46,953	—	1,568	8,519	—	57,040
Total assets	$1,080,431	$—	$1,312,807	$335,926	$(1,300,824)	$1,428,340
Liabilities and Member’s (Deficit) Equity
Accounts payable	$—	$—	$123,146	$35,214	$—	$158,360
Due to affiliates	—	—	78,809	4,538	(83,347)	—
Accrued expenses	35,801	—	89,400	22,645	—	147,846
Due to Sally Beauty	—	—	11,111	—	—	11,111
Income taxes	—	—	473	3,477	—	3,950
Long-term debt	1,777,550	—	488	11,729	—	1,789,767
Other liabilities	14,831	—	16,513	1,811	—	33,155
Deferred income tax liabilities	—	—	29,127	2,775	—	31,902
Total liabilities	1,828,182	—	349,067	82,189	(83,347)	2,176,091
Stock options subject to redemption	6,170	—	—	—	—	6,170
Total member’s (deficit) equity	(753,921)	—	963,740	253,737	(1,217,477)	(753,921)
Total liabilities and member’s (deficit) equity	$1,080,431	$—	$1,312,807	$335,926	$(1,300,824)	$1,428,340

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

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings
Three months ended March 31, 2008

(In thousands)

(Unaudited)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Net sales	$—	$—	$529,707	$113,639	$—	$643,346
Related party sales	—	—	645	—	(645)	—
Cost of products sold and distribution expenses	—	—	283,796	61,771	(645)	344,922
Gross profit	—	—	246,556	51,868	—	298,424
Selling, general and administrative expenses	153	—	174,926	43,738	—	218,817
Depreciation and amortization		—	8,577	3,244	—	11,821
Operating earnings (loss)	(153)	—	63,053	4,886	—	67,786
Interest income	—	—	(21)	(180)	—	(201)
Interest expense	47,693	—	100	50	—	47,843
Earnings (loss) before provision for income taxes	(47,846)	—	62,974	5,016	—	20,144
Provision (benefit) for income taxes	(18,693)	—	24,065	992	—	6,364
Equity in earnings of subsidiaries (net of tax)	42,933	—	4,024	—	(46,957)	—
Net earnings	$13,780	$—	$42,933	$4,024	$(46,957)	$13,780

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings
Three months ended March 31, 2007

(In thousands)

(Unaudited)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Net sales	$—	$—	$514,032	$95,244	$—	$609,276
Related party sales	—	—	577	—	(577)	—
Cost of products sold and distribution expenses	—	—	273,621	53,214	(577)	326,258
Gross profit	—	—	240,988	42,030	—	283,018
Selling, general and administrative expenses	(298)	—	175,650	34,787	—	210,139
Depreciation and amortization		—	7,693	2,332	—	10,025
Transaction Expenses	27	—	—	—	—	27
Operating earnings	271	—	57,645	4,911	—	62,827
Interest income	2,471	—	(190)	(152)	(2,469)	(340)
Interest expense	43,100	—	(2,191)	(91)	2,469	43,287
Earnings (loss) before provision for income taxes	(45,300)	—	60,026	5,154	—	19,880
Provision (benefit) for income taxes	(18,723)	—	25,620	727	—	7,624
Equity in earnings of subsidiaries (net of tax)	38,833	—	4,427	—	(43,260)	—
Net earnings	$12,256	$—	$38,833	$4,427	$(43,260)	$12,256

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings
Six months ended March 31, 2008

(In thousands)

(Unaudited)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Net sales	$—	$—	$1,054,438	$244,695	$—	$1,299,133
Related party sales	—	—	1,417	—	(1,417)	—
Cost of products sold and distribution expenses	—	—	561,621	134,336	(1,417)	694,540
Gross profit	—	—	494,234	110,359	—	604,593
Selling, general and administrative expenses	388	—	352,537	88,787	—	441,712
Depreciation and amortization		—	17,336	6,237	—	23,573
Operating earnings (loss)	(388)	—	124,361	15,335	—	139,308
Interest income	—	—	(35)	(386)	—	(421)
Interest expense	94,285	—	208	53	—	94,546
Earnings (loss) before provision for income taxes	(94,673)	—	124,188	15,668	—	45,183
Provision (benefit) for income taxes	(36,987)	—	48,313	4,731	—	16,057
Equity in earnings of subsidiaries (net of tax)	86,812	—	10,937	—	(97,749)	—
Net earnings	$29,126	$—	$86,812	$10,937	$(97,749)	$29,126

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings
Six months ended March 31, 2007

(In thousands)

(Unaudited)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Net sales	$—	$—	$1,051,071	$188,084	$—	$1,239,155
Related party sales	—	—	1,242	—	(1,242)	—
Cost of products sold and distribution expenses	—	—	568,180	104,707	(1,242)	671,645
Gross profit	—	—	484,133	83,377	—	567,510
Selling, general and administrative expenses	(193)	—	358,032	64,557	—	422,396
Depreciation and amortization	—	—	15,370	4,445	—	19,815
Sales-based service fee charged by Alberto-Culver	—	—	3,779	—	—	3,779
Transaction expenses	21,484	—	—	—	—	21,484
Operating earnings (loss)	(21,291)	—	106,952	14,375	—	100,036
Interest income	(3,423)		(330)	(289)	2,689	(1,353)
Interest expense	62,894	—	2,444	754	(2,689)	63,403
Earnings (loss) before provision for income taxes	(80,762)	—	104,838	13,910	—	37,986
Provision (benefit) for income taxes	(24,924)	—	42,944	4,008	—	22,028
Equity in earnings of subsidiaries (net of tax)	71,796	—	9,902	—	(81,698)	—
Net earnings	$15,958	$—	$71,796	$9,902	$(81,698)	$15,958

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
Six months ended March 31, 2008

(In thousands)

(Unaudited)

	Parent	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings, LLC & Subsidiaries
Net cash (used) provided by operating activities	$(22,338)	$—	$57,400	$(14,443)	$—	$20,619
Cash Flows from Investing Activities:

Capital expenditures and proceeds from sale of property and equipment	—	—	(20,639)	(4,898)	—	(25,537)
Acquisitions, net of cash acquired	—	—	(14,874)	(2,571)	—	(17,445)
Net cash used by investing activities	—	—	(35,513)	(7,469)	—	(42,982)
Cash Flows from Financing Activities:

Change in book cash overdraft	—	—	—	—	—	—
Proceeds from issuance of long-term debt	232,564	—	—	11,671	—	244,235
Repayments of long-term debt	(229,738)	—	—	(263)	—	(230,001)
Excess tax benefit from share-based compensation	—	—	264	—	—	264
Distributions received (paid)	19,519	—	(19,519)	—	—	—
Net cash provided (used) by financing activities	22,345	—	(19,255)	11,408	—	14,498
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1,013	—	1,013
Net (decrease) increase in cash and cash equivalents	7	—	2,632	(9,491)	—	(6,852)
Cash and cash equivalents, beginning of period	7	—	9,316	28,949	—	38,272
Cash and cash equivalents, end of period	$14	$—	$11,948	$19,458	$—	$31,420

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
Six months ended March 31, 2007

(In thousands)

(Unaudited)

	Parent	Co- Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Net cash (used) provided by operating activities	$(260,808)	$—	$198,109	$159,850	$—	$97,151
Cash Flows from Investing Activities:

Capital expenditures and proceeds from sale of property and equipment	—	—	(13,440)	(5,287)	—	(18,727)
Acquisitions, net of cash acquired	—	—	(5,484)	(63,731)	—	(69,215)
Net cash used by investing activities	—	—	(18,924)	(69,018)	—	(87,942)
Cash Flows from Financing Activities:

Change in book cash overdraft	—	—	(4,204)	—	—	(4,204)
Proceeds from issuance of long-term debt	2,036,843	—	250	7	—	2,037,100
Repayments of long-term debt	(207,323)	—	(159)	(161)	—	(207,643)
Debt issuance Costs	(58,816)	—	—	—	—	(58,816)
Proceeds related to notes with affiliates	287,548	—	60,038	—	(347,586)	—
Payments related to notes with affiliates	—	—	(268,400)	(79,186)	347,586	—
Distributions to Sally Beauty	(1,810,149)	—	—	—	—	(1,810,149)
Distributions to Alberto-Culver	(39,471)	—	—	—	—	(39,471)
Excess tax benefit from share-based compensation	—	—	308	—	—	308
Net cash (used) provided by financing activities	208,632	—	(212,167)	(79,340)	—	(82,875)
Effect of foreign exchange rate changes on cash and cash equivalents	705	—	(271)	(362)	—	72
Net (decrease) increase in cash and cash equivalents	(51,471)	—	(33,253)	11,130	—	(73,594)
Cash and cash equivalents, beginning of period	53,792	—	36,634	17,145	—	107,571
Cash and cash equivalents, end of period	$2,321	$—	$3,381	$28,275	$—	$33,977

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the financial condition, results of operations and cash flows of Sally Holdings LLC, a wholly-owned subsidiary of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc., and its consolidated subsidiaries. All of the interests of Sally Holdings are beneficially owned by Sally Investment and all of the interests of Sally Investment are beneficially owned by Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as well as the Risk Factors section of that Annual Report, and information contained elsewhere in this Quarterly Report, including the consolidated financial statements and condensed notes to those statements.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the First Six Months of Fiscal Year 2008

•                  Our net sales for the six months ended March 31, 2008 increased $60.0 million, or 4.8%, to $1,299.1 million compared to the six months ended March 31, 2007;

•                  Our sales for stores that have been open for at least 14 months as of the balance sheet date, which we refer to as same store sales, increased 2.4%, while operations acquired during the last twelve months contributed a 2.9% increase in sales. These increases were partly offset by the anticipated lower sales of L’Oreal brand products in the first four months of fiscal year 2008, resulting from the changes in the L’Oreal distribution agreement as reported in fiscal year 2007;

•                  Our consolidated gross profit for the six months ended March 31, 2008 increased 6.5% to $604.6 million compared to the six months ended March 31, 2007. As a percentage of net sales, gross profit for the six months ended March 31, 2008 increased to 46.5% from 45.8% compared to the six months ended March 31, 2007;

•                  Our consolidated operating earnings for the six months ended March 31, 2008 increased $39.3 million, or 39.3%, to $139.3 million compared to the six months ended March 31, 2007. As a percentage of net sales, operating earnings were 10.7% for the six months ended March 31, 2008 compared to 8.1% for the six months ended March 31, 2007;

•                  Sally Beauty Supply and Beauty Systems Group, which we refer to as BSG, opened 45 and 31 net stores, respectively, in the first half of fiscal year 2008;.

•                  We acquired certain assets and the distribution rights in four states from two distributors of Goldwell/KMS products and began distributing these products in 12 additional states;

•                  We acquired certain assets and the distribution rights from a distributor of Joico and ISO products in California, Arizona and southern Nevada and certain assets and distribution rights in southern and central Texas from a distributor of Paul Mitchell products; and

•                  We are in the second year of our 2-year program to consolidate warehouses and reduce administrative expenses of the BSG segment.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG, we operate a multi-channel platform of 3,450 stores and supply 194 franchised stores in North America as well as selected European countries and Japan, as of March 31, 2008. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,000 professional distributor sales consultants who sell directly to salons and salon professionals.  We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the six months ended March 31, 2008, our consolidated net sales and operating earnings were $1,299.1 million and $139.3 million, respectively.

Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of March 31, 2008, Sally Beauty Supply operated 2,716 company-operated stores and supplied 23 franchised stores (all outside the U.S.), with 2,289 stores located in the U.S. (including Puerto Rico), and the remainder in Mexico, Canada, Japan, United Kingdom and certain other countries in Europe. Sally Beauty Supply stores average approximately 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 5,000 and 7,800 stock keeping units (“SKUs”) of beauty products, and includes products for hair care, nail care, beauty sundries and appliances, targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of March 31, 2008, BSG operated 734 company-operated stores, supplied 171 franchised stores through our franchise-based business and had a sales force of approximately 1,000 professional distributor sales consultants selling exclusively to salons and salon professionals in 47 U.S. states and portions of Canada, Mexico and certain European countries. BSG stores average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon market. The product selection in BSG stores, ranging between 3,500 and 9,700 SKUs of beauty products, includes hair care, nail care, beauty sundries and appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

Business Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

•             High level of customer fragmentation.  The U.S. salon market is highly fragmented with over 225,000 salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

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

•             International Growth Strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations.  On May 7, 2008, we acquired Pro-Duo, N.V., a 40-store beauty supply chain located in Belgium, France and Spain for 19.3 million Euros, or approximately $29.8 million, subject to certain adjustments.  Total revenues for Pro-Duo were approximately $31 million for the fiscal year ended June 30, 2007.  The acquisition was funded through $29.8 million in cash and borrowings on our asset-based revolving loan facility (“ABL”) and the assumption of 2.7 million Euros, or approximately $4.0 million, of debt from Pro-Duo.  This acquisition furthers our expansion plans within the European Union and is an important phase of Sally Beauty Supply’s international growth initiative.  We intend to continue to identify and evaluate non-U.S. acquisition targets and are actively considering expansion into South America.  Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and to successfully pursue additional non-U.S. acquisitions may be affected by business, legal, regulatory and economic risks.  Please see “Risk Factors – We may not be able to successfully identify acquisition candidates…” “If we acquire any businesses in the future…” and “Our ability to conduct business in international markets…” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

•             Favorable demographic and consumer trends.  The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives for Sally Beauty Supply.  For example, we recently signed an exclusive merchandising agreement in the U.S. and Canada for certain hair extension products promoting Paris Hilton.  If we are unable to anticipate and respond to trends in the market for beauty products and changing consumer demands, our business could suffer.

•             Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment by right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure. In fiscal year 2007, in response to the loss of L’Oreal related revenue discussed above, BSG’s sales force was reduced and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with BSG as BSG has sought and continues to seek to replace lost L’Oreal revenue. We also continue to study our distribution function as we seek to rationalize our infrastructure.  BSG has substantially completed a store re-branding project that repositioned all of its North American company-operated stores under a common name and store identity,

CosmoProf. This project is expected to provide brand consistency, save on advertising and promotional costs and allow for a more focused marketing strategy. During fiscal year 2007, we began implementing a two-year capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. For the fiscal year 2008, we project capital expenditures to be approximately $15 million and related expenses to be approximately $4 million.  For the three and six months ended March 31, 2008, related expenses for new facility costs, moving expenses, facility closures and severance costs totaled $1.3 million and $1.6 million, respectively. We believe that annual savings from this program could be approximately $10 million beginning in fiscal 2009.  Please see “Risk Factors – We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

•             Changes to our information technology systems.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, beginning in fiscal year 2008, we are upgrading our financial reporting system, our distribution information systems (in connection with our capital spending program to consolidate warehouses, as discussed above), implementing new warehouse information systems at our Armstrong McCall, L.P. (“Armstrong McCall”) warehouse, implementing Customer Relationship Management (“CRM”) programs for our Sally Beauty Supply Stores, upgrading our AS400 iSeries servers, and implementing a new point-of-sale system for tracking customer sales.  These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations.  Please see “Risk Factors – We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Relationships with suppliers

Most of the net sales of Sally Beauty Supply and BSG are generated through retail stores with respect to the Sally Beauty Supply business, and both professional only stores and professional distribution sales consultants with respect to the BSG business. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the U.S. and in Mexico, which buy products directly from BSG for resale in their assigned territories. A very small percentage of sales are generated through franchisees or sub-distributors (primarily in Europe), which also buy products directly from Sally Beauty Supply or BSG for resale. Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. For example, during the second quarter of 2007, Farouk Systems, Inc. (“Farouk Systems”) terminated its distribution agreement with us. Subsequently, effective July 2007, BSG stores and professional distributor sales consultants were once again given approval to distribute Farouk Systems products in an expanded distribution area.

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

Regarding other suppliers, during fiscal year 2007 and the six months ended March 31, 2008, our expansion of the BSG segment included the acquisition of certain assets, and the award of distribution rights, which allow us to distribute, or expand the distribution of, Paul Mitchell, Joico and ISO products in various markets, as well as a number of other brands, in additional segments of the marketplace. We expect to gain certain other distribution rights over time through either further awards or by acquisitions of existing distributors.

In addition, on February 25, 2008, we disclosed in a Current Report on Form 8-K that L’Oreal USA S/D, Inc. (“L’Oreal”) filed a lawsuit in California state court naming, among others, SD Hair, Ltd. and Hair of Nevada, LLC (collectively, “SD Hair”), franchisees of our subsidiary Armstrong McCall division (“AMLP”) of our BSG business unit, as defendants.  The suit alleges, among other things, that SD Hair has breached its franchise agreement with AMLP by diverting (selling) Matrix branded products to unauthorized buyers, and that L’Oreal is entitled to make claims against SD Hair under the franchise agreement as a third-party beneficiary of that agreement.  The suit also alleges, among other issues, that SD Hair induced AMLP to breach its agreement to distribute Matrix branded products in some unspecified manner.  As of February 25, 2008, neither the Company nor any of its subsidiaries (including AMLP) was a defendant in the lawsuit filed by L’Oreal.   On March 24, 2008, however, SD Hair filed a cross-complaint in the same case naming AMLP and BSG as cross-defendants, seeking, among other things,, i) declaratory relief from BSG and AMLP in the form of a judicial finding that SD Hair is not in breach of its franchise agreement and that L’Oreal has no rights as a third-party beneficiary to SD Hair’s franchise agreement, and ii) injunctive relief in the form of a judicial order compelling AMLP and BSG to take appropriate legal action against L’Oreal to enforce SD Hair’s claimed rights under AMLP’s Matrix distribution agreement.  We have answered the cross-complaint; however no monetary relief is being sought by SD Hair.

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

Results of Operations

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales	$643,346	$609,276	$1,299,133	$1,239,155
Cost of products sold and distribution expenses	344,922	326,258	694,540	671,645
Gross profit	298,424	283,018	604,593	567,510
Total other operating costs and expenses	230,638	220,191	465,285	467,474
Operating earnings	67,786	62,827	139,308	100,036
Interest expense, net	47,642	42,947	94,125	62,050
Earnings before provision for income taxes	20,144	19,880	45,183	37,986
Provision for income taxes	6,364	7,624	16,057	22,028
Net earnings	$13,780	$12,256	$29,126	$15,958

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2008 and 2007, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	53.6%	53.5%	53.5%	54.2%
Gross profit	46.4%	46.5%	46.5%	45.8%
Total other operating costs and expenses	35.9%	36.2%	35.8%	37.7%
Operating earnings	10.5%	10.3%	10.7%	8.1%
Interest expense, net	7.4%	7.0%	7.2%	5.0%
Earnings before provision for income taxes	3.1%	3.3%	3.5%	3.1%
Provision for income taxes	1.0%	1.3%	1.3%	1.8%
Net earnings	2.1%	2.0%	2.2%	1.3%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007(1)	2008	2007 (1)
Net sales:
Sally Beauty Supply	$406,065	$382,176	$815,629	$754,125
BSG	237,281	227,100	483,504	485,030
	$643,346	$609,276	$1,299,133	$1,239,155
Gross Profit	$298,424	$283,018	$604,593	$567,510
Gross profit margin	46.4%	46.5%	46.5%	45.8%
Selling, general and administrative expenses	$218,817	$210,139	$441,712	$422,396
Depreciation and amortization	$11,821	$10,025	$23,573	$19,815
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$67,819	$67,714	$139,462	$133,208
BSG	17,942	12,597	38,972	31,319
Segment operating profit	85,761	80,311	178,434	164,527
Unallocated expenses	(16,517)	(16,900)	(32,221)	(32,964)
Share-based compensation expense	(1,458)	(557)	(6,905)	(6,264)
Sales-based service fee charged by Alberto-Culver	—	—	—	(3,779)

Transaction expenses	—	(27)	—	(21,484)
Operating earnings	67,786	62,827	139,308	100,036
Interest expense, net of interest income	(47,642)	(42,947)	(94,125)	(62,050)
Earnings before provision for income taxes	$20,144	$19,880	$45,183	$37,986
Segment operating profit margin:
Sally Beauty Supply	16.7%	17.7%	17.1%	17.7%
BSG	7.6%	5.5%	8.1%	6.5%
Consolidated operating profit margin	10.5%	10.3%	10.7%	8.1%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			2,739	2,642
BSG			905	847
Total			3,644	3,489
Same store sales growth (2)
Sally Beauty Supply	1.4%	1.6%	0.9%	2.5%
BSG	6.9%	11.2%	7.2%	10.6%
Consolidated	2.8%	3.8%	2.4%	4.4%

(1)	Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.
(2)	Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month.

Comparison of the Three Months Ended March 31, 2008 and 2007

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (in thousands).

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
Net sales:
Sally Beauty Supply	$406,065	$382,176	$23,889	6.3%
BSG	237,281	227,100	10,181	4.5%
Consolidated net sales	$643,346	$609,276	$34,070	5.6%

Gross profit:
Sally Beauty Supply	$207,337	$196,837	$10,500	5.3%
BSG	91,087	86,181	4,906	5.7%
Consolidated gross profit	$298,424	$283,018	$15,406	5.4%

Gross profit margin:
Sally Beauty Supply	51.1%	51.5%	(0.4)%
BSG	38.4%	37.9%	0.5%
Consolidated gross profit margin	46.4%	46.5%	(0.1)%

Net Sales

Consolidated net sales increased $34.1 million, or 5.6% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The net sales increase was driven by same store sales growth of 2.8%, acquisitions, which contributed approximately $10.7 million, or 1.8%, approximately $10.8 million in net sales from new stores (155 net new stores opened during the last twelve months) and approximately $2.4 million, or 0.4% in positive impact from foreign exchange rates. In addition, net sales continue to be positively impacted by the introduction of new BSG product lines. These increases were offset, in part, by lower L’Oreal product sales resulting from contractual changes during fiscal year 2007 of approximately $9.3 million and a loss of approximately $3.0 million of lower-margin franchise-based products in the BSG segment.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $23.9 million, or 6.3% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The net sales increase was driven by same store sales growth of 1.4%, incremental sales from acquisitions (principally Salon Services U.K. acquired in February 2007) of approximately $10.7 million, or 2.8% and net sales from new stores (97 net new stores opened during the last twelve months) of approximately $6.1 million, or 1.6%.  Same store sales were positively impacted by continued growth of exclusive label products and certain merchandise categories such as hair extensions and an increase in promotional sales.  These positive impacts were offset, in part, by a continued decline in same store number of transactions and by a generally weak retail selling environment in the U.S. during the three months ended March 31, 2008 as well as a negative impact of foreign exchange rates of 0.3%.

Beauty Systems Group.  Net sales for BSG increased $10.2 million, or 4.5% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The net sales increase was driven by same store sales growth of 6.9%, approximately $4.6 million, or 2.0% in net sales from new stores (58 net new stores opened during the last twelve months) and approximately $3.7 million or 1.6% in positive impact from foreign exchange rates. In addition, BSG net sales continued to be positively impacted by the introduction of new product lines. These increases were offset, in part, by lower L’Oreal product sales resulting from contractual changes during fiscal year 2007 of approximately $9.3 million and a loss of approximately $3.0 million of lower-margin franchise-based products.

Gross Profit

Consolidated gross profit increased $15.4 million, or 5.4% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, principally due to revenue from acquired businesses in Sally Beauty Supply and improved gross margins in BSG.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased $10.5 million, or 5.3% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, principally as a result of acquired businesses and increased unit sales volume.  Sally Beauty Supply’s gross profit as a percent of net sales, however, decreased by 0.4% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, principally as a result of the dilutive impact of the additional acquisition-related revenues of the Sally international business, which typically have lower margins, and an increase in planned promotional sales in the U.S. and higher freight costs. This decrease was partially offset by a shift in product mix including, among other things, continued increase in sales of exclusive-label products and gross profit margin increases on certain products as well as improved international business margin, apart from acquired businesses.

Beauty Systems Group.  BSG’s gross profit increased $4.9 million, or 5.7% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, principally as a result of increased unit sales volume in the U.S. and Canada, offset by approximately $1.0 million of warehouse optimization costs. BSG’s gross profit as a percentage of net sales increased by 0.5% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily due to margin pressure from lower-margin business in our franchise-based business during the three months ended March 31, 2007 that was not repeated during the three months ended March 31, 2008.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $8.7 million, or 4.1% to $218.8 million for the three months ended March 31, 2008 compared to $210.1 million for the three months ended March 31, 2007. This increase is attributable principally to expenses directly associated with the increased sales volume, unit growth and acquisitions, including increased rent expense of approximately $2.3 million, and additional share-based compensation expense of approximately $1.0 million. These increases were partially offset by lower sales commissions and advertising expense.  Selling, general and administrative expense for the three months ended March 31, 2008 also includes approximately $0.9 million in BSG retention incentives for distributor sales consultants due to the L’Oreal contractual changes reported during fiscal year 2007.  As a percentage of net sales, selling, general and administrative expenses were 34.0% for the three months ended March 31, 2008 compared to 34.5% for the three months ended March 31, 2007.

Depreciation and Amortization

Consolidated depreciation and amortization increased $1.8 million, or 17.9%, to $11.8 million for three months ended March 31, 2008 compared to $10.0 million for the three months ended March 31, 2007.  The increase was primarily due to the amortization of intangible assets associated with acquisitions and the capital expenditures for unit growth of both operating segments.

Operating Earnings

Consolidated operating earnings increased $5.0 million, or 7.9%, to $67.8 million for the three months ended March 31, 2008 compared to $62.8 million for the three months ended March 31, 2007. Operating earnings, as a percentage of net sales, were 10.5% for the three months ended March 31, 2008 compared to 10.3% for the three months ended March 31, 2007. The increase in consolidated operating earnings was primarily due to increases in gross profit in both operating segments, offset by increased selling, general and administrative expenses.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $0.1 million to $67.8 million for the three months ended March 31, 2008 compared to $67.7 million for the three months ended March 31, 2007. Segment operating earnings, as a percentage of net sales, were 16.7% for the three months ended March 31, 2008 compared to 17.7% for the three months ended March 31, 2007.  Sally Beauty Supply’s segment operating earnings margins were adversely impacted by planned promotions and advertising by the Sally’s U.S. based business, higher freight costs and the dilutive effect of the incremental acquisition-related Sally international business, as this is generally a lower operating earnings margin business.

Beauty Systems Group.  BSG’s segment operating earnings increased $5.3 million, or 42.4%, to $17.9 million for the three months ended March 31, 2008 compared to $12.6 million for the three months ended March 31, 2007. Segment operating earnings, as a percentage of net sales, were 7.6% for the three months ended March 31, 2008 compared to 5.5% for the three months ended March 31, 2007.  BSG’s segment operating earnings were positively impacted by improvement in gross profit margins and the Company’s initiatives to increase non-L’Oreal sales.  In addition, BSG segment operating earnings reflect lower selling, general and administrative expenses, principally sales commissions and advertising expenses.  These improvements were offset, in part, by the operating expenses attributable to stores opened or businesses acquired in the twelve month period ending on March 31, 2008 as well as by warehouse optimization expenses of $1.7 million (including depreciation) in the three months ended March 31, 2008.

Net Interest Expense

Interest expense, net of interest income of $0.2 million, was $47.6 million for the three months ended March 31, 2008 compared to $42.9 million, net of interest income of $0.3 million, for the three months ended March 31, 2007.  Net interest expense reflects non-cash expense of $8.6 million and $1.7 million of marked-to-market adjustments for the interest rate swaps, as described in Note 4 of the Condensed Notes to Consolidated Financial Statements, for the three months ended March 31, 2008 and 2007, respectively.

Provision for Income Taxes

Provision for income taxes was $6.4 million during the three months ended March 31, 2008 compared to $7.6 million for the three months ended March 31, 2007.  Income taxes for the interim periods ended March 31, 2008 and March 31, 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 35.7% for fiscal year 2008 compared to 37.4% for fiscal year 2007.  The reduction in the estimated annual effective tax rate primarily relates to the reduced impact of permanent items on higher earnings and a reduction in foreign statutory tax rates.

Net Earnings

As a result of the foregoing, consolidated net earnings increased $1.5 million, to $13.8 million for the three months ended March 31, 2008 compared to $12.3 million for the three months ended March 31, 2007. Net earnings, as a percentage of net sales, were 2.1% for the three months ended March 31, 2008 compared to 2.0% for the three months ended March 31, 2007.

Comparison of the Six Months Ended March 31, 2008 and 2007

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (in thousands).

	Six Months Ended March 31,
	2008	2007	Increase (Decrease)
Net sales:
Sally Beauty Supply	$815,629	$754,125	$61,504	8.2%
BSG	483,504	485,030	(1,526)	(0.3)%
Consolidated net sales	$1,299,133	$1,239,155	$59,978	4.8%

Gross profit:
Sally Beauty Supply	$418,876	$385,842	$33,034	8.6%
BSG	185,717	181,668	4,049	2.2%
Consolidated gross profit	$604,593	$567,510	$37,083	6.5%

Gross profit margin:
Sally Beauty Supply	51.4%	51.2%	0.2%
BSG	38.4%	37.5%	0.9%
Consolidated gross profit margin	46.5%	45.8%	0.7%

Net Sales

Consolidated net sales increased $60.0 million or 4.8% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007.  The net sales increase is attributable to same store sales growth of 2.4%, acquisitions, which contributed approximately $35.9 million or 2.9%, approximately $23.1 million in net sales from new stores (155 net new stores opened during the last twelve months) and approximately $6.3 million, or 0.5% in positive impact from foreign exchange rates.  These increases were offset, in part, by lower L’Oreal product sales resulting from contractual changes during fiscal year 2007 of approximately $37.1 million and the loss of approximately $12.1 million of lower-margin franchise-based products in the BSG segment.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $61.5 million or 8.2% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The net sales increased principally from same stores sales growth of 0.9%, incremental sales from acquisitions of approximately $35.9 million, or 4.8%, net sales from new stores (97 net new stores opened during the last twelve months) of approximately $13.1 million, or 1.7% and an increase in promotional sales.  Same store sales were positively impacted by continued growth of exclusive-label products and certain merchandise categories such as hair extensions and negatively impacted by a decline in same store number of transactions and by a generally weak retail selling environment in the U.S during the six months ended March 31, 2008 and a 0.2% decline from the effect of foreign exchange rates.

Beauty Systems Group.  Net sales for BSG decreased $1.5 million or 0.3% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007.  The net sales decreased principally as a result of lower L’Oreal product sales of approximately $37.1 million resulting from contractual changes during fiscal year 2007 and a reduction in sales of certain lower-margin franchise-based products of approximately $12.1 million. These decreases were offset, in part, by a same store sales growth of 7.2%, approximately $10.0 million, or 2.1% in net sales from new stores (58 net new stores opened during the last twelve months) and approximately $7.7 million, or 1.6% in positive impact from foreign exchange rates. In addition, BSG net sales were positively impacted by the introduction of new product lines.

Gross Profit

Consolidated gross profit increased $37.1 million, or 6.5% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007, principally due to acquisitions for Sally Beauty Supply and improved gross margins in both operating segments.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased $33.0 million or 8.6% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007, principally as a result of acquisitions and increased unit sales volume.  Sally Beauty Supply’s gross profit as a percent of net sales increased to 51.4% for the six months ended March 31, 2008 compared to 51.2% for the six months ended March 31, 2007, principally as a result of a shift in product mix including, among other things, continued increase in sales of exclusive-label products and gross profit margin increases on certain products.  This increase was partially offset by the dilutive impact of the additional acquisition-related revenues of Sally’s international business (which typically has lower margins), higher freight costs and an increase in promotional sales in the U.S.

Beauty Systems Group. BSG’s gross profit increased $4.0 million, or 2.2% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007, principally as a result of increased unit sales volume and net of incurring approximately $1.4 million of warehouse optimization costs. BSG’s gross profit as a percentage of net sales increased to 38.4% for the six months ended March 31, 2008 compared to 37.5% for the six months ended March 31, 2007 primarily due to margin pressure from lower-margin business in our franchise-based business during the six months ended March 31, 2007 that was not repeated during the six months ended March 31, 2008, as well as a shift in revenue mix during the six months ended March 31, 2008 towards higher store sales volume versus distributor sales consultants’ revenues, as stores generally having a higher gross profit margin.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $19.3 million, or 4.6%, to $441.7 million for the six months ended March 31, 2008 compared to $422.4 million for the six months ended March 31, 2007.   This increase is attributable principally to expenses directly associated with the increased sales volume, unit growth and the effects of acquisitions, including increased rent expense of approximately $5.3 million. Selling, general and administrative expense for the six months ended March 31, 2008 includes approximately $1.5 million for BSG retention incentives for distributor sales consultants due to the L’Oreal contractual changes reported during fiscal year 2007.  Selling, general and administrative expenses, as a percentage of net sales, were 34.0% for the six months ended March 31, 2008 and 34.1% for the six months ended March 31, 2007.  These increases were partially offset by a $1.0 million decrease in expenses from the inclusion in the results for the six months ended March 31, 2007, of allocated overhead charges from Alberto-Culver prior to the Separation Transactions, with no comparable charges in the six months ended March 31, 2008 and by lower sales commissions of approximately $2.4 million as well as a reduction in advertising expense of approximately $2.0 million.

Depreciation and Amortization

Consolidated depreciation and amortization increased $3.8 million, or 19.0%, to $23.6 million for six months ended March 31, 2008 compared to $19.8 million for the six months ended March 31, 2007.  The increase was primarily due to the amortization of intangible assets associated with acquisitions and the capital expenditures for unit growth of both operating segments.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged by Alberto-Culver was $3.8 million for the six months ended March 31, 2007 with no comparable expense for the six months ended March 31, 2008 as a result of the cancellation of the agreement in connection with the Separation Transactions.

Transaction Expenses

We recorded $21.5 million in expenses related to the Separation Transactions for the six months ended March 31, 2007.  These expenses were for fees allocated to us by Alberto-Culver, for severance payments to certain former officers and for other professional fees.  We did not incur any comparable expenses related to the Separation Transactions in the six months ended March 31, 2008.

Operating Earnings

Consolidated operating earnings increased $39.3 million or 39.3% to $139.3 million for the six months ended March 31, 2008 compared to $100.0 million for the six months ended March 31, 2007. Operating earnings, as a percentage of net sales, were 10.7% for the six months ended March 31, 2008 compared to 8.1% for the six months ended March 31, 2007.  The increase in consolidated operating earnings was primarily due to increased gross profit by both operating segments as well as the non-recurrence of fees incurred during the six months ended March 31, 2007 of $21.5 million in connection with the Separation Transactions.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $6.3 million, or 4.7%, to $139.5 million for the six months ended March 31, 2008 compared to $133.2 million for the six months ended March 31, 2007. Segment operating earnings, as a percentage of net sales, were 17.1% for the six months ended March 31, 2008 compared to 17.7% for the six months ended March 31, 2007.  Sally Beauty Supply’s segment operating earnings margins were adversely impacted by promotions and increased advertising by the Sally U.S. based business, higher freight costs and the dilutive effect of the incremental acquisition-related Sally international business, as this is generally a lower operating earnings margin business.

Beauty Systems Group.  BSG’s segment operating earnings increased $7.7 million, or 24.4%, to $39.0 million for the six months ended March 31, 2008 compared to $31.3 million for the six months ended March 31, 2007. Segment operating earnings, as a percentage of net sales, were 8.1% for the six months ended March 31, 2008 compared to 6.5% for the six months ended March 31, 2007.  BSG’s segment operating earnings were positively impacted by improvement in gross profit margins and the Company’s initiatives to increase non-L’Oreal sales as well as lower selling, general and administrative expenses, principally sales commissions and advertising expenses.  In addition, operating earnings were improved from the non-recurrence of consulting fees and expenses related to the L’Oreal contractual changes incurred for the six months ended March 31, 2007.  These improvements were offset, in part, by the operating expenses attributable to stores opened or businesses acquired in the twelve month period ending on March 31, 2008 as well as by warehouse optimization expenses of $2.1 million (including depreciation), in the six months ended March 31, 2008.

Net Interest Expense

Interest expense, net of interest income of $0.4 million, was $94.1 million for the six months ended March 31, 2008 compared to $62.1 million, net of interest income of $1.3 million, for the six months ended March 31, 2007.  The increase in interest expense was primarily attributable to the interest associated with the new debt incurred on November 16, 2006.  Net interest expense also reflects non-cash expense of $14.3 million and $0.7 million of marked-to-market adjustments for the interest rate swaps, as described in Note 4 of the Condensed Notes to Consolidated Financial Statements, for the six months ended March 31, 2008 and 2007, respectively.

Provision for Income Taxes

Provision for income taxes was $16.1million during the six months ended March 31, 2008 compared to $22.0 million for the six months ended March 31, 2007.  Income taxes for the interim periods ended March 31, 2008 and March 31, 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 35.7% for fiscal year 2008 compared to 37.4% for fiscal year 2007.  The reduction in the estimated annual effective tax rate primarily relates to the reduced impact of permanent items on higher earnings and a reduction in foreign statutory tax rates.

Net Earnings

As a result of the foregoing, consolidated net earnings increased $13.1 million, to $29.1 million for the six months ended March 31, 2008 compared to $16.0 million for the six months ended March 31, 2007. Net earnings, as a percentage of net sales, were 2.2% for the six months ended March 31, 2008 compared to 1.3% for the six months ended March 31, 2007.

Financial Condition

March 31, 2008 Compared to September 30, 2007

Working capital (current assets less current liabilities) at March 31, 2008 was $382.8 million compared to $341.9 million at September 30, 2007, representing an increase of $40.9 million.  The resulting ratio of current assets to current liabilities was 2.12 to 1.00 at March 31, 2008 compared to 1.92 to 1.00 at September 30, 2007.  The increase in working capital reflects a $13.0 million increase in current assets combined with a $27.9 decrease in current liabilities.  Current assets reflect a $21.2 million increase in inventory levels offset, in part, by a decrease in cash and cash equivalents (see Liquidity and Capital Resources below).  The decrease in current liabilities was primarily the result of a $24.1 million decrease in accounts payable and accrued expenses.

Inventories increased $21.2 million to $590.6 million at March 31, 2008 compared to $569.4 million at September 30, 2007 primarily due to purchases in connection with new and expanded BSG brands, the seeding of a new BSG warehouse and the build up of certain products for Sally Beauty Supply.

Accounts payable decreased by $18.3 million to $158.4 million at March 31, 2008 from $176.7 million at September 30, 2007 primarily due to the timing of payments related to inventory and property and equipment purchased during the fourth quarter of fiscal year 2007. Accrued expenses decreased by $5.9 million to $147.8 million at March 31, 2008 from $153.7 million at September 30, 2007 primarily due to payments of accrued interest on long-term debt.

Member’s deficit decreased by $26.4 million as a result of net earnings offset in part by a decrease in accumulated other comprehensive income. Accumulated other comprehensive income - foreign currency translation decreased by $2.7 million to $31.8 million at March 31, 2008, compared to $34.5 million at September 30, 2007.

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

Following the completion of the Separation Transactions, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred in connection with the Separation Transactions and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses.  The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition. In addition, under Delaware law, the ability of our subsidiaries to make distributions to us will be limited to the extent: (i) of their surplus, or if there is no surplus, of their net earnings for the fiscal year in which the distribution is declared and/or the preceding fiscal year, if such subsidiary is a corporation; or (ii) the fair value of their assets exceeds their liabilities, in the case of a subsidiary that is a limited liability company. See “Risk Factors—Risks Relating to Our Business, and —Risks Relating to Our Substantial Indebtedness” in our Annual Report on Form 10-K for the year ended September 30, 2007.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance capital expenditures, excluding acquisitions, over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under the ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions.

Please see the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2007 for additional information on liquidity and capital resources.

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the six months ended March 31, 2008 have varied in amounts of up to $35.7 million, with total amounts outstanding ranging from $2.2 million up to $86.9 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from our operating activities.  As of March 31, 2008, we had $317.8 million available for additional borrowings under our ABL facility, subject to base limitations, as reduced by outstanding letters of credit.

During the six months ended March 31, 2008, the Company completed several small acquisitions at an aggregate cost of $17.4 million of which $1.6 million was allocated to tangible assets acquired and $15.8 million was allocated to intangible assets and goodwill.  We utilized our ABL facility to pay for these acquisitions.    In addition, on May 7, 2008, we acquired Pro-Duo, N.V., a 40-store beauty supply chain located in Belgium, France and Spain for 19.3 million Euros, or approximately $29.8 million, subject to certain adjustments.  The acquisition was funded through $29.8 million in cash and borrowings on our ABL and the assumption of 2.7 million Euros, or approximately $4.0 million, of debt from Pro-Duo.

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the six months ended March 31, 2008. Historically, the primary use of cash was for acquisitions and capital expenditures and, for the six months ended March 31, 2007, for the special cash distribution paid in connection with the Separation Transactions. The following table shows our sources and uses of funds for the six months ended March 31, 2008 and 2007 (in thousands):

	Six Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$20,619	$97,151
Net cash used by investing activities	(42,982)	(87,942)
Net cash provided (used) by financing activities	14,498	(82,875)
Effect of foreign exchange rates	1,013	72
Net decrease in cash and cash equivalents	$(6,852)	$(73,594)

Net Cash Provided by Operating Activities

Net cash provided by operating activities, which excludes the effects of acquisitions, during the six months ended March 31, 2008 decreased by $76.6 million to $20.6 million compared to $97.2 million during the six months ended March 31, 2007. The decrease was primarily due to an increase of approximately $56.2 million in cash used to purchase inventory and a reduction in accounts payable and accrued expenses of $24.5 million and income taxes payable of $2.5 million.  This decrease was offset, in part, by improved earnings for the six months ended March 31, 2008 of approximately $13.2 million.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2008 decreased by $44.9 million to $43.0 million, compared to $87.9 million during the six months ended March 31, 2007.  This decrease was primarily due to a reduction in cash used for acquisitions (including approximately $57.7 million in connection with the acquisition of Salon Services in 2007); offset in part by an increase in capital expenditures for new stores, remodeling of existing facilities and capital spending on our BSG warehouse optimization program to consolidate warehouses.  For the six months ended March 31, 2008, the $17.4 million of cash used for acquisitions consisted primarily of goodwill and intangible assets.

Net Cash Provided (Used) by Financing Activities

Net cash provided (used) by financing activities during the six months ended March 31, 2008 increased by $97.4 million to cash provided of $14.5 million, compared to cash used of $82.9 million during the six months ended March 31, 2007.  The increase was primarily due to the exclusion of distributions to Alberto-Culver and costs associated with the Separation Transactions, including debt issuance costs, and special cash distribution paid in the six months ended March 31, 2007.  This increase was offset, in part, by lower levels of borrowings and the absence of capital contributions during the six months ended March 31, 2008 compared to the six months ended March 31, 2007.

Capital Requirements

For fiscal year 2008, we anticipate total capital expenditures of approximately $60.0 million. We anticipate utilizing these capital expenditures primarily for the addition of new stores, our BSG warehouse optimization program to consolidate warehouses, the remodeling, expansion or relocation of existing facilities and various corporate projects. During the six months ended March 31, 2008, capital expenditures were approximately $25.7 million.

Contractual Obligations

There have been no material changes in any of our contractual obligations since September 30, 2007, other than new product purchase obligations in the ordinary course of business in an aggregate amount of $7.3 million.

Off-Balance Sheet Financing Arrangements

We had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs which totaled $12.9 million and $9.4 million at March 31, 2008 and September 30, 2007, respectively.

Inflation

We believe that inflation does not currently have a material effect on our results of operations.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008. We expect the adoption of this statement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB, issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS 160”), which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary’s equity be reported as a component of equity separate from the parent’s interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interest that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for periods on or after December 15, 2008.  We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In December 2007, the FASB, issued SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”). Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their fair values on the acquisitions date. This practice replaces the practice, under predecessor SFAS 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R is effective in periods beginning after December 15, 2008. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective in fiscal years beginning after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. Fluctuations in U.S. dollar exchange rates within the range of the rates for the six months ended March 31, 2008 and 2007 did not have a material effect on our financial condition and results of operations. We do not use derivative financial instruments to manage foreign currency exchange rate risk.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the Term Loans and the ABL facility. Based on the approximately $1.1 billion of borrowings under the Term Loans and the ABL facility as of March 31, 2008, a change in the estimated interest rate up or down by 1/8% will increase or decrease earnings before provision for income taxes by approximately $1.3 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2008, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries, as of March 31, 2008. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On February 25, 2008, we disclosed in a Current Report on Form 8-K that L’Oreal USA S/D, Inc. (“L’Oreal”) filed a lawsuit in California state court naming, among others, SD Hair, Ltd. and Hair of Nevada, LLC (collectively, “SD Hair”), franchisees of our subsidiary Armstrong McCall division (“AMLP”) of our BSG business unit, as defendants.  The suit alleges, among other things, that SD Hair has breached its franchise agreement with AMLP by diverting (selling) Matrix branded products to unauthorized buyers, and that L’Oreal is entitled to make claims against SD Hair under the franchise agreement as a third-party beneficiary of that agreement.  The suit also alleges, among other issues, that SD Hair induced AMLP to breach its agreement to distribute Matrix branded products in some unspecified manner.  As of February 25, 2008, neither the Company nor any of its subsidiaries (including AMLP) was a defendant in the lawsuit filed by L’Oreal.   On March 24, 2008, however, SD Hair filed a cross-complaint in the same case naming AMLP and BSG as cross-defendants, seeking, among other things, i) declaratory relief from BSG and AMLP in the form of a judicial finding that SD Hair is not in breach of its franchise agreement and that L’Oreal has no rights as a third-party beneficiary to SD Hair’s franchise agreement, and ii) injunctive relief in the form of a judicial order compelling AMLP and BSG to take appropriate legal action against L’Oreal to enforce SD Hair’s claimed rights under AMLP’s Matrix distribution agreement.  We have answered the cross-complaint; however no monetary relief is being sought by SD Hair.

Item 1A.  Risk Factors.

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
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.1 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc.. (File No. 333-136259) filed on October 10, 2006

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.02 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.4 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.01 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

2.7

Agreement for the sale and purchase of the entire issued share capital of Chapelton 21 Limited, a private company incorporated in Scotland, dated as of February 15, 2007 by and among Ogee Limited, a company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc., and the shareholders named therein, which is incorporated by reference from Exhibit 2.7 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed May 10, 2007

3.1

Certificate of Formation of Sally Holdings LLC, which is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

3.2

Limited Liability Company Agreement of Sally Holdings LLC, which is incorporated by reference to Exhibit 3.2  to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

3.3

Certificate of Incorporation of Sally Capital Inc., which is incorporated by reference to Exhibit 3.3  to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

3.4

By-Laws of Sally Capital Inc., which is incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among Sally Beauty Holdings, Inc., CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between Sally Beauty Holdings, Inc., CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

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

10.1	Sally Beauty Holding, Inc. Annual Incentive Plan*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certifications of Mark J. Flaherty*

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

Date:	May 8, 2008

SALLY HOLDINGS LLC

		By:	/s/ MARK J. FLAHERTY
		Name:	Mark J. Flaherty
		Title:	Vice President, Acting Chief Financial Officer, Chief Accounting Officer and Controller

Date:	May 8, 2008

SALLY CAPITAL INC.

		By:	/s/ MARK J. FLAHERTY
		Name:	Mark J. Flaherty
		Title:	Vice President, Acting Chief Financial Officer, Chief Accounting Officer and Controller