Form 10-Q
period 2009-03-31
SALLY HOLDINGS LLC
filed 2009-05-06
CIK 1385720

bTable of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009

-OR-

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-144427

SALLY HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	36-4472381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Colorado Boulevard Denton, Texas	76210
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (940) 898-7500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐ NO ☒

No voting or non-voting common equity of the registrant’s were held by non-affiliates of the registrant as of March 31, 2009.  As of May 1, 2009, all member units were owned by Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc.

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

In this Quarterly Report, references to the “Company,” “Sally Holdings,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Holdings LLC and its consolidated subsidiaries for periods after the separation from Alberto-Culver and to Sally Holdings, Inc. and its consolidated subsidiaries for periods prior to the separation from Alberto-Culver unless otherwise indicated or the context otherwise requires.

Cautionary Notice Regarding Forward-Looking Statements

Statements in this report which are not purely historical facts or which depend upon future events may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements.

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

•             anticipating changes in consumer preferences and buying trends and managing our product lines and inventory;

•             potential fluctuation in our same store sales and quarterly financial performance;

•             our dependence upon manufacturers who may be unwilling or unable to continue to supply products to us;

•             the possibility of material interruptions in the supply of beauty supply products by our manufacturers;

•             products sold by us being found to be defective in labeling or content;

•             compliance with laws and regulations or becoming subject to additional or more stringent laws and regulations;

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

•             the impact of a continued downturn in the economy upon our business;

•             the success of our cost control plans;

•             protecting our intellectual property rights, specifically our trademarks;

•             conducting business outside the United States;

•             disruption in our information technology systems;

•             natural disasters or acts of terrorism;

•             the preparedness of our accounting and other management systems to meet financial reporting and other requirements and the upgrade of our existing financial reporting system;

•             Sally Capital and Sally Beauty being holding companies, with no operations of their own, and depending on their subsidiaries for cash;

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

•             the potential impact on us if the financial institutions we deal with become impaired;

•             the representativeness of our historical consolidated financial information with respect to our future financial position, results of operations or cash flows;

•             our reliance upon Alberto-Culver for the accuracy of certain historical services and information;

•             the share distribution of Alberto-Culver common stock in our separation from Alberto-Culver not constituting a tax-free distribution;

•             actions taken by certain large stockholders of Sally Beauty adversely affecting the tax-free nature of the share distribution of Alberto-Culver common stock;

•             the voting power of Sally Beauty’s largest stockholder discouraging third party acquisitions of Sally Beauty at a premium; and

•             the interests of Sally Beauty’s largest stockholder differing from the interests of other holders of Sally Beauty’s common stock.

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following are our consolidated balance sheets as of March 31, 2009 and September 30, 2008; our consolidated statements of earnings for the three and six months ended March 31, 2009 and 2008 and our consolidated statements of cash flows for the six months ended March 31, 2009 and 2008.  In November 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly owned subsidiary of Sally Beauty Holdings, Inc. in connection with our separation from the Alberto-Culver Company (“Alberto-Culver”).  In these financial statements and elsewhere in this Quarterly Report on Form 10-Q, we refer to these transactions as the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for additional information about the Separation Transactions.

SALLY HOLDINGS LLC AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net sales	$641,511	$643,346	$1,287,087	$1,299,133
Cost of products sold and distribution expenses	339,399	344,922	681,431	694,540
Gross profit	302,112	298,424	605,656	604,593
Selling, general and administrative expenses (a)	216,474	218,817	440,011	441,712
Depreciation and amortization	11,471	11,821	23,218	23,573
Operating earnings	74,167	67,786	142,427	139,308
Interest expense, net (b)	31,958	47,642	71,631	94,125
Earnings before provision for income taxes	42,209	20,144	70,796	45,183
Provision for income taxes	16,470	6,364	27,850	16,057
Net earnings	$25,739	$13,780	$42,946	$29,126

(a)           Selling, general and administrative expenses include share-based compensation of $1.4 million and $1.5 million for the three months ended March 31, 2009 and 2008 and $4.9 million and $6.9 million for the six months ended March 31, 2009 and 2008, respectively.

(b)           Interest expense is net of interest income of $0.1 million and $0.2 million for the three months ended March 31, 2009 and 2008 and $0.2 million and $0.4 million for the six months ended March 31, 2009 and 2008, respectively. Interest expense includes income of $2.2 million of marked-to-market adjustments related to interest rate swaps for the three months ended March 31, 2009 and expenses of $8.6 million of marked-to-market adjustments related to interest rate swaps for the three months ended March 31, 2008; and expenses of $0.8 million and $14.3 million related to these adjustments for the six months ended March 31, 2009 and 2008, respectively.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2009	September 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,678	$99,788
Trade accounts receivable, less allowance for doubtful accounts of $2,112 at March 31, 2009 and $2,702 at September 30, 2008	36,391	44,481
Other receivables	30,578	21,596
Inventories	538,816	598,195
Prepaid expenses	16,259	19,449
Deferred income tax assets	20,871	20,772
Total current assets	747,593	804,281
Property and equipment, net of accumulated depreciation of $246,783 at March 31, 2009 and $243,185 at September 30, 2008	146,610	156,260
Goodwill	410,731	424,963
Intangible assets, net of accumulated amortization of $21,134 at March 31, 2009 and $18,203 at September 30, 2008	78,815	85,434
Other assets	47,571	54,720
Total assets	$1,431,320	$1,525,658
Liabilities and Member’s Deficit
Current liabilities:
Current maturities of long-term debt	$14,470	$100,601
Accounts payable	185,729	171,962
Accrued expenses	146,845	154,529
Due to Sally Beauty	27,891	17,243
Income taxes	4,782	11,386
Total current liabilities	379,717	455,721
Long-term debt	1,712,310	1,724,684
Other liabilities	36,123	23,708
Deferred income tax liabilities	28,600	37,941
Total liabilities	2,156,750	2,242,054
Stock options subject to redemption	5,623	5,884
Member’s deficit:

Members’ deficit	(688,023)	(730,969)

Accumulated other comprehensive (loss) income	(43,030)	8,689
Total member’s deficit	(731,053)	(722,280)
Total liabilities and member’s deficit	$1,431,320	$1,525,658

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net earnings	$42,946	$29,126
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,218	23,573
Share-based compensation expense (net of deferred tax benefit of $1,365 in 2009 and $2,117 in 2008)	3,527	4,788
Amortization of deferred financing costs	4,201	4.247
Excess tax shortfall (benefit) from share-based compensation	226	(264)
Net (gain) loss on disposal of leaseholds and other property	(18)	213
Deferred income taxes	1,036	648
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	5,761	5,374
Other receivables	(10,108)	(1,773)
Inventories	39,716	(20,490)
Prepaid expenses	1,735	553
Other assets	801	(24)
Accounts payable and accrued expenses	17,972	(25,153)
Income taxes	(5,886)	280
Due to Sally Beauty	5,495	(15,037)
Other liabilities	(6,038)	14,558
Net cash provided by operating activities	124,584	20,619
Cash Flows from Investing Activities:
Capital expenditures	(16,789)	(25,699)
Proceeds from sale of property and equipment	66	162
Acquisitions, net of cash acquired	(1,987)	(17,445)
Net cash used by investing activities	(18,710)	(42,982)
Cash Flows from Financing Activities:
Change in book cash overdraft	(1,633)	—
Proceeds from issuance of long-term debt	94,639	244,235
Repayments of long-term debt	(192,995)	(230,001)
Excess tax (shortfall) benefit from share-based compensation	(226)	264
Net cash (used) provided by financing activities	(100,215)	14,498
Effect of foreign exchange rate changes on cash and cash equivalents	(769)	1,013
Net increase (decrease) in cash and cash equivalents	4,890	(6,852)
Cash and cash equivalents, beginning of period	99,788	38,272
Cash and cash equivalents, end of period	$104,678	$31,420

Supplemental Cash Flow Information:
Cash paid for:
Interest	$68,976	$76,698
Income taxes	$4,109	$3,016

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, are an integral part of these financial statements.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

1.   Description of Business and Basis of Presentation

Description of Business

Sally Holdings LLC (“Sally Holdings”) is a wholly-owned subsidiary of Sally Investment Holdings LLC (“Sally Investment”), a wholly-owned subsidiary of Sally Beauty.  All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty.  The Company was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became a wholly-owned subsidiary of Sally Investment and an indirect subsidiary of Sally Beauty in connection with the separation of its business from Alberto-Culver.  The Company and its consolidated subsidiaries sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores in the U.S., Puerto Rico, Mexico, Canada, Japan, the United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons in the U.S., Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern U.S. and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). Certain beauty products sold by BSG and Armstrong McCall are sold through exclusive territory agreements with the manufacturers of the products.

In November 2006, the stockholders of Alberto-Culver approved a plan to separate its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies. Sally Holdings, Inc. was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006, when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly-owned subsidiary of Sally Beauty. Sally Beauty was formed in June 2006 and became the accounting successor company to Sally Holdings, Inc. upon the completion of the Separation Transactions. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for more information about the Separation Transactions.

In the ordinary course of business, the Company performs certain administrative services on behalf of Sally Beauty. These services are charged to Sally Beauty and netted against the amount due to Sally Beauty.  In addition, we have entered into a tax sharing agreement and we file consolidated tax returns with our parent, Sally Beauty.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for more information about related parties.

Basis of Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position as of March 31, 2009 and September 30, 2008, the consolidated results of operations for the three and six months ended March 31, 2009 and 2008, and the consolidated cash flows for the six months ended March 31, 2009 and 2008.

All references in these notes to “management” are to the management of Sally Holdings. All references in these notes to the “Company” are to Sally Holdings LLC and, prior to November 16, 2006, Sally Holdings, Inc.

2.    Significant Accounting Policies

Accounting Principles

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  The Company adheres to the same accounting policies in the preparation of its interim financial statements.  As permitted under GAAP, interim accounting for certain expenses, including income taxes,

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

are based on full year assumptions.  Such amounts are expensed in full in the year incurred.  For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

The results of operations for these interim periods are not necessarily indicative of the results that may be expected for any future interim period or the entire fiscal year.

Recent Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”) effective on January 1, 2009. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS 161 amended and expanded those disclosures to also require qualitative disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in the derivative instruments.  SFAS 161 also requires companies to disclose information about how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance and cash flows, including the location and amounts of derivative instruments in the entity’s financial statements.

As required by SFAS 133, as amended, the Company records all derivative instruments on its balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative instrument in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the impact on earnings of the hedged transaction or transactions. The Company may from time to time enter into derivative contracts that are intended to hedge certain economic risks even though hedge accounting does not apply or the Company elects not to apply hedge accounting to such derivative contracts. Please see Note 7 for more details about the Company’s derivative instruments and hedging activities as of March 31, 2009.

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), as it relates to its financial instruments, effective on October 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it amends other accounting pronouncements that require or permit fair value measurements.   SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  SFAS 157 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of that hierarchy are defined as follows:

Level 1  –  Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 – Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data

Level 3  –  Unobservable inputs for the asset or liability

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swaps.  Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the valuation hierarchy, the credit valuation adjustments associated with its interest rate

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

swaps utilize Level 3 inputs, such as estimates of current credit spreads to assess the likelihood of default by the Company or a counterparty. However, at March 31, 2009, the Company has assessed the relative significance of such estimates to the overall valuation of our interest rate swaps and has concluded that the Company’s valuation inputs as a whole predominantly fall in the Level 2 hierarchy. In accordance with SFAS 157, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows (in thousands):

	As of March 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities
Hedged interest rate swaps (1)	$18,592		$18,592
Non-hedged interest rate swaps (1)	8,447		8,447
Total	$27,039		$27,039

(1) Interest rate swaps are valued using internal models based on market observable inputs, including market interest rates.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”), which clarifies the application of SFAS 157. FAS 157-3 was effective upon issuance and its adoption did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP-FAS No. 157-4,  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”).  This FSP provides guidance to determining fair values when there is no active market or where the price inputs available represent distressed sales transactions. As allowed by FAS 157-4, the Company early-adopted the provisions of FAS 157-4 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Effective on October 1, 2008, the Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The Company elected not to measure at fair value any additional assets or liabilities that were not already measured at fair value prior to such adoption.  As a result, the adoption of SFAS 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the pronouncements discussed below on our consolidated financial statements.

In June 2008, the Emerging Issues Task Force reached consensus on Emerging Issues Task Force Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits (“EITF 08-3”). Under EITF 08-3, lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be expensed. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS 160”), which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary’s equity be reported as a component of equity separate from the parent’s interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interests that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is not permitted.

In December 2007, the FASB issued SFAS 141(Revised 2007), Business Combinations (“SFAS 141R”). Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaces the practice, under predecessor SFAS 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R must be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

In April 2009, the FASB issued FSP-FAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FAS 141(R)-1”). This FSP amends and clarifies SFAS 141R and applies to assets acquired and liabilities assumed that arise from contingencies in a business combination.  FAS 141(R)-1 must also be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

3.   Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments and deferred gains on interest rate swaps as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net earnings	$25,739	$13,780	$42,946	$29,126
Other comprehensive income (loss) adjustments:
Foreign currency translation adjustments (a)	(7,227)	1,726	(39,510)	(2,730)
Deferred loss on interest rate swaps (b)	(1,336)	—	(12,209)	—
Comprehensive income (loss)	$17,176	$15,506	$(8,773)	$26,396

(a)          There were no income tax amounts related to foreign currency translation adjustments recorded in other comprehensive income (loss) for the three and six months ended March 31, 2009 and 2008.

(b)         Amounts are net of income taxes of $0.7 million for the three months ended March 31, 2009 and $7.7 million for the six months ended March 31, 2009.

4.  Share-Based Payments

Since November 16, 2006, the Company has been an indirect wholly-owned subsidiary of Sally Beauty and has no share based plans of its own; however, certain employees and consultants of the Company have been granted stock options and share awards under the plans of Sally Beauty.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The Company accounts for stock option and stock award plans, which we refer to as share-based payment plans, in accordance with SFAS 123(R) Share-Based Payment. Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. During fiscal year 2007, Sally Beauty adopted the  Sally Beauty Holdings 2007 Omnibus Incentive Plan (the “2007 Plan”), a share-based compensation plan which allows for the issuance of up to 10.0 million shares of Sally Beauty’s common stock.

Sally Beauty granted approximately 2.7 million and 2.6 million stock options to the Company’s employees and consultants during the six months ended March 31, 2009 and 2008, respectively, under the 2007 Plan. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $2.0 million and $3.1 million in the first quarter of fiscal years 2009 and 2008, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Plan.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements and the related tax benefits recognized in our statements of earnings (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Share-based compensation expense	$1,424	$1,458	$4,892	$6,905
Income tax benefit related to share-based compensation expense	$43	$152	$1,365	$2,117

Stock Options

Each option has an exercise price that equals 100% of the market price of Sally Beauty’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are generally subject to forfeiture until the four year vesting period is complete, subject to certain retirement provisions of the 2007 Plan.

The following table presents a summary of the activity for Sally Beauty’s stock options issued to the Company’s employees and consultants for the six months ended March 31, 2009:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2008	8,138	$7.99
Granted	2,707	5.23
Exercised	(124)	2.00
Forfeited or expired	(322)	8.64
Outstanding at March 31, 2009	10,399	$7.32	8.2	$5,966

Exercisable at March 31, 2009	3,906	$6.94	7.1	$4,770

The following table summarizes information about stock options held by the Company’s employees and consultants under Sally Beauty’s option plans at March 31, 2009:

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2009 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2009 (in Thousands)	Weighted Average Exercise Price
$2.00	1,296	5.3	$2.00	1,296	$2.00
$4.79 – 9.66	9,103	8.6	8.08	2,610	9.40
Total	10,399	8.2	$7.32	3,906	$6.94

The Company uses the Black-Scholes option pricing model to value Sally Beauty’s stock options for each stock option award. Using this option pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of Sally Beauty’s stock option awards, which generally vest ratably over a four year period, is expensed on a straight-line basis over the vesting period of the stock options or to the date a participant becomes eligible for retirement, if earlier.

The weighted average assumptions relating to the valuation of Sally Beauty’s stock options are as follows:

	Six Months Ended March 31,
	2009	2008
Expected lives (years)	5.0	5.0
Expected volatility	47.9%	37.5%
Risk-free interest rate	2.6%	4.0%
Dividend yield	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company who have been granted stock options, including grants under stock option plans of Alberto-Culver prior to the Separation Transactions. Expected volatility is derived using the average volatility of both Sally Beauty and similar companies (based on industry sector) since it is not practicable to estimate Sally Beauty’s expected volatility on a stand alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Since Sally Beauty does not expect to pay dividends, the dividend yield is 0%.

The weighted average fair value of the Sally Beauty stock options issued, in the six months ended March 31, 2009 and 2008 to the Company’s employees and consultants at the date of grant was $2.33 and $3.46 per option, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2009 was $0.2 million.  Cash proceeds from these option exercises were $0.3 million and the tax benefit realized for the tax deductions from these option exercises was $0.1 million.

At March 31, 2009, approximately $11.9 million of total unrecognized compensation costs related to non-vested stock option awards are expected to be recognized over the weighted average period of 2.8 years.

Stock Awards

Restricted Stock Awards

As a subsidiary of Sally Beauty, the Company has no employee stock award plans; however certain employees and consultants of the Company have been granted restricted stock awards under Sally Beauty’s stock award plans. A restricted stock award is an award of shares of Sally Beauty’s common stock (which have full voting rights but are restricted with regards to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally 5 years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2007 Plan.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The Company expenses the cost of the restricted stock awards, which is determined to be the fair value of the restricted stock award at the date of grant, on a straight-line basis over the period (the “vesting period”) in which the restrictions on these stock awards lapse (“vesting”). For these purposes, the fair value of the restricted stock award is determined based on the closing price of Sally Beauty’s common stock on the grant date.

The following table presents a summary of the activity for Sally Beauty’s restricted stock awards for the six months ended March 31, 2009:

Restricted Stock Awards	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2008	296	$8.44	3.8
Granted	123	5.17
Vested	(61)	8.54
Forfeited	—	—
Non-vested at March 31, 2009	358	$7.30	3.8

At March 31, 2009, approximately $2.4 million of total unrecognized compensation costs related to non-vested restricted stock awards are expected to be recognized over the weighted average period of 3.8 years.

5.   Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the six months ended March 31, 2009, is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2008	$65,188	$359,775	$424,963
Additions, net of purchase price adjustments	398	221	619
Foreign currency translation	(6,944)	(7,907)	(14,851)
Balance at March 31, 2009	$58,642	$352,089	$410,731

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at March 31, 2009 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at March 31, 2009
Intangible assets with indefinite lives:
Trade names	$18,225	$33,424	$51,649
Other intangibles	—	6,053	6,053
Total	18,225	39,477	57,702
Intangible assets subject to amortization:
Gross carrying amount	6,505	35,742	42,247
Accumulated amortization	(1,758)	(19,376)	(21,134)
Net value	4,747	16,366	21,113
Total intangible assets, net	$22,972	$55,843	$78,815

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Amortization expense was $1.4 million and $1.2 million for the three months ended March 31, 2009 and 2008, and $2.9 million and $3.1 million for the six months ended March 31, 2009 and 2008, respectively. There have been no material changes to the Company’s future amortization expense schedule since September 30, 2008.

6.   Long-Term Debt

In connection with the Separation Transactions on November 16, 2006, the Company and certain of its subsidiaries incurred $1,850.0 million of indebtedness by (i) drawing on a revolving (asset-based lending) facility (the “ABL facility”) in an amount equal to $70.0 million, (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million and (iii) together (jointly and severally) with another of Sally Beauty’s indirect subsidiaries, Sally Capital Inc., issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million.

The term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The term loan facilities may be prepaid at our option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met. In January 2009, the Company made a mandatory repayment on the term loan facilities in the amount of $16.7 million. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required over the twelve month period following any such payment, under the terms of the loan agreement. Additionally, borrowings under the term loan facility would be subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are jointly and severally guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company. Furthermore, the agreements underlying the Company’s credit facilities contain terms, which significantly restrict the ability of Sally Holdings and its subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for additional information about the Company’s long-term debt.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Details of long-term debt are as follows (in thousands):

	As of March 31, 2009	Maturity dates (Fiscal Year)	Interest Rates
ABL facility	$—		(i) Prime plus up to 0.50% or;
			(ii) LIBOR plus (1.00% to 1.50%)
Term Loan A	120,902	2013	(i) Prime plus (1.00% to 1.50%) or;
			(ii) LIBOR plus (2.00% to 2.50%)
Term Loan B	892,954	2014	(i) Prime plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%)
Other (a)	2,372	2009-2014	4.05% to 7.00%
Total	$1,016,228

Senior notes	$430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%
Total	$710,000

Capitalized leases and other	$552
Less: current portion	(14,470)
Total long-term debt	$1,712,310

(a) Represents pre-acquisition debt of Pro-Duo, N.V.

Maturities of the Company’s long-term debt are as follows (in thousands):

Fiscal Year:
2009	$2,200
2010	24,781
2011	39,617
2012	84,503
2013	9,380
Thereafter	1,565,747
$1,726,228
Capital leases and other	552
Less: current portion	(14,470)
Total	$1,712,310

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries.  The agreements and instruments governing our debt contain material limitations on our and our subsidiaries’ ability to pay dividends and other restricted payments to our indirect parent, Sally Beauty.

Under the agreements and indentures governing the term loan facilities and the notes, we may not make certain restricted payments to Sally Beauty if a default then exists under the credit agreement or the indentures or if our consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of March 31, 2009, our consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments we are able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60.0 million. If borrowing availability falls below this amount, we may nevertheless make restricted payments to Sally Beauty in the aggregate

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

since the date of the Separation Transactions, together with the aggregate cash amount paid in acquisitions since said date, of not greater than $50.0 million, together with certain other exceptions.  As of March 31, 2009, borrowing availability under the ABL facility exceeded $60.0 million.  As of March 31, 2009, the net assets of us and our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $201.6 million, subject to certain adjustments.

7.    Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through Sally Holdings, by the use of interest rate swaps.  The Company uses interest rate swaps, as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loans are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by the Company of amounts based on a variable rate in exchange for the Company making payments based on a fixed rate over the term of the interest rate swap agreements without exchange of the underlying notional amount. At March 31, 2009, the Company did not purchase or hold any other derivative instruments or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges of Interest Rate Risk

Effective May 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements are designated and qualify as effective cash flow hedges, in accordance with SFAS 133.  Accordingly, changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in SFAS 133, is recognized in net interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three or six month periods ended March 31, 2009. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for additional information about the Company’s interest rate swap agreements.

Amounts reported in OCI related to interest rate swaps are reclassified into net interest expense, as a yield adjustment, in the same period in which interest on the Company’s variable-rate debt obligations affect earnings. During the three and six month periods ended March 31, 2009, net interest expense of $2.3 million and $3.0 million, respectively, resulted from such reclassifications.  During the twelve months ending March 31, 2010, the Company estimates that an additional $7.5 million of the amount reported in OCI will be reclassified into interest expense.

Non-designated Cash Flow Hedges of Interest Rate Risk

Interest rate swaps not designated as hedges are used to manage the Company’s exposure to interest rate movements but do not meet the hedge accounting requirements of SFAS 133. In connection with the Separation Transactions, effective November 2006, the Company entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with a notional amount of $350 million expire in November 2009. These interest rate swap agreements are not designated as hedges and, accordingly, the changes in fair value of these interest rate swap agreements (which are adjusted quarterly) are recorded in net interest expense in our statements of earnings. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for additional information about the Company’s interest rate swap agreements.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2009 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of March 31, 2009		As of March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Prepaid expenses	$—	Accrued expenses	$—
Interest Rate Swaps	Other assets	$—	Other liabilities	$18,592	(1)
Total derivatives designated as hedging instruments under SFAS 133		$—		$18,592

Derivatives not designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Prepaid expenses	$—	Accrued expenses	$8,447
Total derivatives not designated as hedging instruments under SFAS 133		$—		$8,447

(1)          At March 31, 2009, the Company estimates that approximately $7.5 million of the fair value of these derivative financial instruments will settle within the twelve months ending March 31, 2010.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2008 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of September 30, 2008		As of September 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Prepaid expenses	$—	Accrued expenses	$—
Interest Rate Swaps	Other assets	$1,302	Other liabilities	$—
Total derivatives designated as hedging instruments under SFAS 133		$1,302		$—

Derivatives not designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Prepaid expenses	$—	Accrued expenses	$487
Interest Rate Swaps	Other assets	$—	Other liabilities	$7,167
Total derivatives not designated as hedging instruments under SFAS 133		$—		$7,654

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the three and six months ended March 31, 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Three Months Ended March 31, 2009

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(1,336)	Interest expense, net	$(2,345)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense, net	$(541)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Six Months Ended March 31, 2009

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(12,209)	Interest expense, net	$(3,013)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense, net	$(6,187)

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of March 31, 2009, the fair value of interest rate swaps in a liability position related to these agreements was $27.0 million. As of March 31, 2009, the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $29.6 million, including accrued interest and other termination costs.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The counterparties to all our interest rate swap instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. The current financial crisis affecting the banking systems and financial markets has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity, which could expose us to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our interest rate swaps, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

The Company’s foreign operations expose the Company to fluctuations in foreign currency exchange rates and foreign interest rates.  These fluctuations may impact, among other things, the amount of the Company’s past and future cash flows in terms of the Company’s functional currency, the U.S. dollar.  From time to time, the Company may enter into derivative instruments, such as foreign currency swaps, intended to fix the amount of certain foreign assets and obligations relative to its functional currency. At March 31, 2009, the Company did not have any such derivative instruments.

8. Income Taxes

Sally Beauty and its subsidiaries, including the Company, file income tax returns in the U.S. federal jurisdiction and most state jurisdictions, as well as in various foreign jurisdictions.

The Separation Transactions were intended to qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. In connection with the share distribution of Alberto-Culver common stock in the Separation Transactions, Sally Beauty received: (i) a private letter ruling from the Internal Revenue Service (“IRS”) and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. Certain internal restructurings also occurred at or immediately prior to the Separation Transactions. As a result of the internal restructurings and Separation Transactions, Sally Beauty inherited the federal tax identification number of the old Alberto-Culver parent for U.S. federal income tax purposes.

Sally Beauty and Alberto-Culver entered into a tax allocation agreement as part of the Separation Transactions. The agreement provides generally that Sally Beauty is responsible for its pre-separation income tax liabilities, calculated on a stand-alone basis, and Alberto-Culver is responsible for the remainder. In the event an additional U.S. federal income tax liability related to the period prior to the Separation Transactions were determined, Sally Beauty would be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to Sally Beauty under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

In addition, as the successor entity to Alberto-Culver after the Separation Transactions, Sally Beauty relies upon the prior year federal income tax returns of Alberto-Culver and accounting methods established therein for certain calculations that affect our current U.S. federal income tax liability.

The IRS examination of the Company’s consolidated federal income tax returns for the tax years ended September 30, 2005 and 2006 were concluded with no adjustments required.

9.   Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores which offers professional beauty supplies to both salon professionals and retail customers and (ii) BSG, including its franchise-based business Armstrong McCall, a full service beauty supply distributor which offers professional brands of beauty products directly to salons through its own sales force and professional only stores (including franchise stores) in generally exclusive geographical territories in North America and parts of Europe.

Sales between segments, which were eliminated in consolidation, were not material during any of the periods ended March 31, 2009 and 2008.  Segment data for the three and six months ended March 31, 2009 and 2008 is as follows

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008(2)	2009	2008(2)
Net sales:
Sally Beauty Supply	$412,338	$406,065	$822,875	$815,629
BSG	229,173	237,281	464,212	483,504
Total net sales	$641,511	$643,346	$1,287,087	$1,299,133
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$70,379	$67,911	$135,665	$139,644
BSG	20,359	17,942	40,595	38,972
Total segment operating profit	90,738	85,853	176,260	178,616
Unallocated corporate expenses (1)	(15,147)	(16,609)	(28,941)	(32,403)
Share-based compensation expense	(1,424)	(1,458)	(4,892)	(6,905)
Interest expense, net of interest income	(31,958)	(47,642)	(71,631)	(94,125)
Earnings before provision for income taxes	$42,209	$20,144	$70,796	$45,183

(1)     Unallocated expenses consist of corporate and shared costs.

(2)     Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

10.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2009 and September 30, 2008, the Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the three and six months ended March 31, 2009 and 2008 of: (i) Sally Holdings LLC, or “the Parent;” (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Parent on a consolidated basis.

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

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 31, 2009

(In thousands)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Assets
Cash and cash equivalents	$19	$88,901	$15,758	$—	$104,678
Trade accounts and other receivables, less allowance for doubtful accounts	—	51,518	15,451	—	66,969
Due from affiliates	—	116,359	4,180	(120,539)	—
Inventories	—	429,238	109,578	—	538,816
Prepaid expenses	151	8,931	7,177	—	16,259
Deferred income tax assets	2,968	21,251	(3,348)	—	20,871
Property and equipment, net	—	116,301	30,309	—	146,610
Investment in subsidiaries	1,108,872	232,784	—	(1,341,656)	—
Goodwill and other intangible assets, net	—	369,097	120,449	—	489,546
Other assets	38,531	1,309	7,731	—	47,571
Total assets	$1,150,541	$1,435,689	$307,285	$(1,462,195)	$1,431,320

Liabilities and Member’s (Deficit) Equity
Accounts payable	$—	$149,408	$36,321	$—	$185,729
Due to affiliates	101,500	4,180	14,859	(120,539)	—
Accrued expenses	37,084	90,961	18,800	—	146,845
Due to Sally Beauty	—	27,891	—	—	27,891
Income taxes	5,727	468	(1,413)	—	4,782
Long-term debt	1,723,855	272	2,653	—	1,726,780
Other liabilities	18,593	16,431	1,099	—	36,123
Deferred income tax liabilities	(10,788)	37,206	2,182	—	28,600
Total liabilities	1,875,971	326,817	74,501	(120,539)	2,156,750
Stock options subject to redemption	5,623	—	—	—	5,623
Total member’s (deficit) equity	(731,053)	1,108,872	232,784	(1,341,656)	(731,053)
Total liabilities and member’s (deficit) equity	$1,150,541	$1,435,689	$307,285	$(1,462,195)	$1,431,320

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Assets
Cash and cash equivalents	$1,645	$85,384	$12,759	$—	$99,788
Trade accounts and other receivables, less allowance for doubtful accounts	—	45,631	20,446	—	66,077
Due from affiliates	36,219	15,389	15,860	(67,468)	—
Inventories	—	465,319	132,876	—	598,195
Prepaid expenses	113	10,532	8,804	—	19,449
Deferred income tax assets	2,968	21,251	(3,447)	—	20,772
Property and equipment, net	—	120,051	36,209	—	156,260
Investment in subsidiaries	1,064,199	272,094	—	(1,336,293)	—
Goodwill and other intangible assets, net	—	370,178	140,219	—	510,397
Other assets	44,034	1,612	9,074	—	54,720
Total assets	$1,149,178	$1,407,441	$372,800	$(1,403,761)	$1,525,658

Liabilities and Member’s (Deficit) Equity
Accounts payable	$1,633	$120,917	$49,412	$—	$171,962
Due to affiliates	—	52,079	15,389	(67,468)	—
Accrued expenses	31,503	100,678	22,348	—	154,529
Due to Sally Beauty	474	16,769	—	—	17,243
Income taxes	5,727	476	5,183	—	11,386
Long-term debt	1,821,600	386	3,299	—	1,825,285
Other liabilities	7,163	15,436	1,109	—	23,708
Deferred income tax liabilities	(2,526)	36,501	3,966	—	37,941
Total liabilities	1,865,574	343,242	100,706	(67,468)	2,242,054
Stock options subject to redemption	5,884	—	—	—	5,884
Total member’s (deficit) equity	(722,280)	1,064,199	272,094	(1,336,293)	(722,280)
Total liabilities and member’s (deficit) equity	$1,149,178	$1,407,441	$372,800	$(1,403,761)	$1,525,658

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Three months ended March 31, 2009

(In thousands)

(Unaudited)

		Guarantor	Non- Guarantor		Sally Holdings LLC
	Parent	Subsidiaries	Subsidiaries	Eliminations	& Subsidiaries

Net sales	$—	$538,932	$102,579	$—	$641,511
Related party sales	—	663		(663)
Cost of products sold and distribution expenses	—	282,300	57,762	(663)	339,399
Gross profit	—	257,295	44,817	—	302,112
Selling, general and administrative expenses	134	172,761	43,579	—	216,474
Depreciation and amortization		8,697	2,774	—	11,471
Operating earnings (loss)	(134)	75,837	(1,536)		74,167
Interest income		(49)	(7)	—	(56)
Interest expense	31,865	85	64	—	32,014
Earnings (losses) before provision for income taxes	(31,999)	75,801	(1,593)		42,209
Provision (benefit) for income taxes	(13,417)	31,670	(1,783)	—	16,470
Equity in earnings of subsidiaries (net of tax)	44,321	190	—	(44,511)	—
Net earnings	$25,739	$44,321	$190	$(44,511)	$25,739

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Three months ended March 31, 2008

(In thousands)

(Unaudited)

		Guarantor	Non- Guarantor		Sally Holdings LLC
	Parent	Subsidiaries	Subsidiaries	Eliminations	& Subsidiaries

Net sales	$—	$529,707	$113,639	$—	$643,346
Related party sales	—	645	—	(645)	—
Cost of products sold and distribution expenses	—	283,796	61,771	(645)	344,922
Gross profit	—	246,556	51,868		298,424
Selling, general and administrative expenses	153	174,926	43,738		218,817
Depreciation and amortization	—	8,577	3,244		11,821
Operating earnings (loss)	(153)	63,053	4,886		67,786
Interest income	—	(21)	(180)		(201)
Interest expense	47,693	100	50		47,843
Earnings (losses) before provision for income taxes	(47,846)	62,974	5,016		20,144
Provision (benefit) for income taxes	(18,693)	24,065	992		6,364
Equity in earnings of subsidiaries (net of tax)	42,933	4,024	—	(46,957)	—
Net earnings	$13,780	$42,933	$4,024	$(46,957)	$13,780

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings

Six months ended March 31, 2009

(In thousands)

(Unaudited)

		Guarantor	Non- Guarantor		Sally Holdings LLC
	Parent	Subsidiaries	Subsidiaries	Eliminations	& Subsidiaries

Net sales	$—	$1,065,376	$221,711	$—	$1,287,087
Related party sales	—	1,440	—	(1,440)	—
Cost of products sold and distribution expenses	—	557,856	125,015	(1,440)	681,431
Gross profit	—	508,960	96,696		605,656
Selling, general and administrative expenses	343	349,414	90,254		440,011
Depreciation and amortization		17,736	5,482		23,218
Operating earnings (loss)	(343)	141,810	960		142,427
Interest income	—	(111)	(93)		(204)
Interest expense	71,512	153	170		71,835
Earnings (losses) before provision for income taxes	(71,855)	141,768	883		70,796
Provision (benefit) for income taxes	(30,146)	59,201	(1,205)		27,850
Equity in earnings of subsidiaries (net of tax)	84,655	2,088	—	(86,743)	—
Net earnings	$42,946	$84,655	$2,088	$(86,743)	$42,946

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings

Six months ended March 31, 2008

(In thousands)

(Unaudited)

		Guarantor	Non- Guarantor		Sally Holdings LLC
	Parent	Subsidiaries	Subsidiaries	Eliminations	& Subsidiaries

Net sales	$—	$1,054,438	$244,695	$—	$1,299,133
Related party sales	—	1,417	—	(1,417)	—
Cost of products sold and distribution expenses	—	561,621	134,336	(1,417)	694,540
Gross profit	—	494,234	110,359		604,593
Selling, general and administrative expenses	388	352,537	88,787		441,712
Depreciation and amortization		17,336	6,237		23,573
Operating earnings (loss)	(388)	124,361	15,335		139,308
Interest income	—	(35)	(386)		(421)
Interest expense	94,285	208	53		94,546
Earnings (loss) before provision for income taxes	(94,673)	124,188	15,668		45,183
Provision (benefit) for income taxes	(36,987)	48,313	4,731		16,057
Equity in earnings of subsidiaries (net of tax)	86,812	10,937	—	(97,749)	—
Net earnings	$29,126	$86,812	$10,937	$(97,749)	$29,126

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Six months ended March 31, 2009

(In thousands)

(Unaudited)

		Guarantor	Non- Guarantor		Sally Holdings LLC
	Parent	Subsidiaries	Subsidiaries	Eliminations	& Subsidiaries
Net cash provided by operating activities	$97,753	$16,966	$9,865	$—	$124,584

Cash Flows from Investing Activities:

Capital expenditures, net of proceeds from sale of property and equipment	—	(11,829)	(4,894)	—	(16,723)
Acquisitions, net of cash acquired	—	(1,280)	(707)	—	(1,987)

Net cash used by investing activities	—	(13,109)	(5,601)	—	(18,710)

Cash Flows from Financing Activities:

Change in book cash overdraft	(1,633)	—	—	—	(1,633)
Proceeds from issuance of long-term debt	94,639	—	—	—	94,639
Repayments of long-term debt	(192,385)	(114)	(496)	—	(192,995)
Excess tax provision from share-based compensation	—	(226)	—	—	(226)

Net cash used by financing activities	(99,379)	(340)	(496)	—	(100,215)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(769)	—	(769)

Net (decrease) increase in cash and cash equivalents	(1,626)	3,517	2,999	—	4,890

Cash and cash equivalents, beginning of period	1,645	85,384	12,759	—	99,788

Cash and cash equivalents, end of period	$19	$88,901	$15,758	$—	$104,678

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Six months ended March 31, 2008

(In thousands)

(Unaudited)

		Guarantor	Non-Guarantor		Sally Holdings, LLC
	Parent	Subsidiaries	Subsidiaries	Eliminations	& Subsidiaries
Net cash (used) provided by operating activities	$(22,338)	$57,400	$(14,443)	$—	$20,619

Cash Flows from Investing Activities:

Capital expenditures and proceeds from sale of property and equipment	—	(20,639)	(4,898)	—	(25,537)
Acquisitions, net of cash acquired	—	(14,874)	(2,571)	—	(17,445)
Net cash used by investing activities	—	(35,513)	(7,469)	—	(42,982)

Cash Flows from Financing Activities:

Change in book cash overdraft	—	—	—	—	—
Proceeds from issuance of long-term debt	232,564	—	11,671	—	244,235
Repayments of long-term debt	(229,738)	—	(263)	—	(230,001)
Excess tax benefit from share-based compensation	—	264	—	—	264

Distributions received (paid)	19,519	(19,519)	—	—	—

Net cash provided (used) by financing activities	22,345	(19,255)	11,408	—	14,498

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,013	—	1,013

Net (decrease) increase in cash and cash equivalents	7	2,632	(9,491)	—	(6,852)

Cash and cash equivalents, beginning of period	7	9,316	28,949	—	38,272

Cash and cash equivalents, end of period	$14	$11,948	$19,458	$—	$31,420

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the financial condition, results of operations and cash flows of Sally Holdings LLC, a wholly-owned subsidiary of Sally Investment Holdings LLC, or Sally Investment, a wholly-owned subsidiary of Sally Beauty Holdings, Inc., or Sally Beauty, and its consolidated subsidiaries. All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty.  This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as well as the Risk Factors section of that Annual Report, and information contained elsewhere in this Quarterly Report, including the consolidated financial statements and condensed notes to those statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the First Six Months of Fiscal Year 2009:

•                  Our same store sales increased by 1.1% for the six months ended March 31, 2009 (while increasing 2.1 % for the three months ended March 31, 2009);

•                  Our consolidated net sales for the six months ended March 31, 2009, decreased by $12.0 million, or 0.9%, to $1,287.1 million compared to $1,299.1 million for the six months ended March 31, 2008;

•                  Net sales reported for the six months ended March 31, 2009, reflect approximately $50.9 million, or 3.9%, in negative impact from changes in foreign exchange rates;

•                  Our consolidated gross profit for the six months ended March 31, 2009, increased $1.1 million, or 0.2%, to $605.7 million compared to $604.6 million for the six months ended March 31, 2008. As a percentage of net sales, gross profit increased 52 basis points to 47.1% for the six months ended March 31, 2009, compared to 46.5% for the six months ended March 31, 2008;

•                  Our consolidated operating earnings for the six months ended March 31, 2009, increased $3.1 million, or 2.2%, to $142.4 million compared to $139.3 million for the six months ended March 31, 2008.  As a percentage of net sales, operating earnings increased to 11.1% for the six months ended March 31, 2009, compared to 10.7% for the six months ended March 31, 2008;

•                  Net earnings increased $13.8 million, or 47.4%, to $42.9 million for the six months ended March 31, 2009, compared to $29.1 million for the six months ended March 31, 2008; and

•                  Cash provided by operations increased by $104.0 million to $124.6 million for the six months ended March 31, 2009, compared to $20.6 million for the six months ended March 31, 2008.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,618 stores and supplied 189 franchised stores in North America, as well as in certain European countries and Japan, as of March 31, 2009. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 961 professional distributor sales consultants who sell directly to salons and salon professionals.  We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the six months ended March 31, 2009, our net sales and operating earnings were $1,287.1 million and $142.4 million, respectively.

We believe that Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of March 31, 2009, Sally Beauty Supply operated 2,847 company-operated retail stores and supplied 26 franchised stores (all located outside the U.S.). Of these stores, 2,325 are located in the U.S. (with the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Japan). Sally Beauty Supply stores average 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 5,000 and 8,000 SKUs of beauty products and includes products for hair care, skin and nail care, beauty sundries and electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise.

We believe that BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of March 31, 2009, BSG had 771 company-operated stores, supplied 163 franchised stores and had a sales force of approximately 961 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially all states in the U.S. and in portions of Canada, Mexico and certain European countries. BSG stores average 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 4,000 and 9,600 SKUs of beauty products, includes hair care and color, skin and nail care, beauty sundries and electrical appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

Industry and Business Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products, offset by lower sales of electrical products during periods of prolonged economic slowdown. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

•             High level of customer fragmentation.  The U.S. salon channel is highly fragmented with over 228,000 salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

•             Growth in booth renting and frequent stocking needs.  Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons.  In addition, booth renters, who comprise a significant percentage of total U.S. salon professionals, are often responsible for purchasing their own supplies. Historically, booth renters have significantly increased as a percentage of total salon professionals and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply.  These factors continue to drive demand for conveniently located professional beauty supply stores.

•             Increasing Use of Exclusive-Label Products.  We offer a broad range of private label and control label products, which we generally refer to collectively as “exclusive-label products.” Private label products are brands for which we own or license the trademark and, in some instances, the formula. Control label products are brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. Generally, our exclusive-label products have higher gross margins than the leading third-party branded products and we believe this area offers potential growth. Please see “Risk Factors - We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•             Favorable demographic and consumer trends.  The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives for Sally Beauty Supply in an effort to expand our market reach or to respond to changing consumer preferences.  If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer.

•             International Growth Strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations.  In May 2008, we acquired Pro-Duo, N.V., a cash and carry retailer of both professional and retail hair products with approximately 40 stores located in Belgium, France and Spain. In February 2007, we acquired Chapelton 21

Limited, a private company based in Scotland with almost 100 stores located in the United Kingdom, Ireland, Germany, France and Spain, which we refer to as Salon Services.  These acquisitions furthered our expansion plans in Europe, a significant part of Sally Beauty Supply’s international growth initiative.  We intend to continue to identify and evaluate non-U.S. acquisition targets and are actively considering expansion into South America.  Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisitions may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors - We may not be able to successfully identify acquisition candidates and complete desirable acquisitions,” “If we acquire any businesses in the future they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•             Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December 2006, our largest supplier, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal acquired distributors competing with BSG in the southeastern and west coast of the U.S. and a supplier that does not currently do business with BSG.  As a result, L’Oreal directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG we could lose related revenue. There can be no assurance that there will not be further loss of revenue over time by BSG (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Relationships with Suppliers” and “Risk Factors - The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

•             Economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.  However, a continued downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers.  These factors could have a material adverse effect on our business, financial condition and results of operations.

•             Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our structure. During late fiscal year 2007, we began implementing an approximately $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. We believe that cost savings from this program could range between $5 million and $7 million in fiscal year 2009 and annualized savings of $10 million beginning in fiscal year

2010.  In addition, during the fiscal 2009 first quarter we implemented a temporary hiring freeze for all personnel, deferred merit increases for upper management and instituted variable expense reductions related to benefits and payroll related costs.  Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•             Opening New Stores.  Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S. based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively. However, in response to economic conditions and to allow flexibility to capitalize on potential real estate revaluations in key locations, we have slowed our new store openings. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our financial condition or results of operations. Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•             Changes to our information technology systems.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, in fiscal year 2008 we upgraded our Lawson financial reporting system and, in fiscal year 2009, are upgrading our distribution information systems (in connection with our capital spending program to consolidate warehouses, as discussed above), are upgrading our AS400 iSeries servers and are planning to install Hyperion software to enhance our financial reporting system. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations.  Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•             Relationships with suppliers.  We do not manufacture the brand name or exclusive-label products we sell, and instead purchase our products from manufacturers. We depend upon a limited number of manufacturers for a significant percentage of the products we sell, and our relationships with these suppliers change often.  Please see “Relationships with Suppliers.”

Relationships with Suppliers

Most of our net sales are generated through retail stores with respect to the Sally Beauty Supply business, and both professional only stores and professional distribution sales consultants with respect to the BSG business. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the U.S. and in Mexico, which buy products directly from BSG for resale in their assigned territories. A very small percentage of sales are generated through franchisees or sub-distributors (primarily in Europe), which also buy products directly from Sally Beauty Supply or BSG for resale. Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines).

Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action.

Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. For example, during the second quarter of fiscal year 2007, Farouk Systems, Inc., or Farouk Systems, terminated its distribution agreement with us. Subsequently, effective July 2007,BSG stores and professional distributor sales consultants were once again given approval to distribute Farouk Systems products with an expanded distribution area. In the first quarter of fiscal 2009, Farouk Systems again terminated its distribution agreement with BSG. The agreement through which our Armstrong McCall franchisees are supplied is currently unaffected by this event. In December 2006, we announced the loss of certain L’Oreal distribution rights, including (among other things) distribution rights through our BSG distributor sales consultants and the loss of exclusive rights to distribute L’Oreal products in our BSG stores. As discussed above, L’Oreal has entered into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. BSG has entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to distribute in its stores and through its sales consultants. Armstrong McCall retained its exclusive rights to distribute L’Oreal’s Matrix professional products in its territories. Although we have focused on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers or by strategic acquisitions of existing distributors.  Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset any potential loss of distribution rights in the future. Please see “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Our Separation from Alberto-Culver

In November 2006, pursuant to an investment agreement among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, and CDRS Acquisition LLC (“CDRS”), Alberto-Culver separated its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies.  Sally Holdings was a wholly-owned subsidiary of Alberto-Culver until the Separation Transactions, when it was converted to a Delaware limited liability company, was renamed Sally Holdings LLC and became an indirect wholly-owned subsidiary of Sally Beauty.  Sally Beauty was formed in June 2006 and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for more information about the Separation Transactions.

Other Significant Items

Interest Rate Swap Agreements

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) by the use of interest rate swaps.  The Company uses interest rate swaps as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loans are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by the Company of amounts based on a variable rate in exchange for the Company making payments based on a fixed rate over the term of the agreements without exchange of the underlying notional amount. At March 31, 2009, the Company did not purchase or hold any other derivative instruments or hold any derivative instruments for trading or speculative purposes.

The counterparties are deemed to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risks in the event of default by a counterparty. The current financial crisis affecting the banking systems and financial markets has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity which could expose us to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our interest rate swaps, we could incur substantial financial loss. At March 31, 2009, the aggregate fair value of all our interest rate swaps was a net liability of $27.0 million.

Effective in November 2006, the Company entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with a notional amount of $350 million expire in November 2009. These interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of these interest rate swap agreements is recorded in net interest expense in our consolidated statements of earnings.

Additionally, effective in May 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements are designated as effective hedges, consistent with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  Adjustments to reflect the change in the fair values of these interest rate swap agreements are recorded in accumulated other comprehensive (loss) income until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any ineffectiveness is recognized in net interest expense in our consolidated statements of earnings. Please see “Item 3—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” and Note 12 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Results of Operations

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales	$641,511	$643,346	$1,287,087	$1,299,133
Cost of products sold and distribution expenses	339,399	344,922	681,431	694,540
Gross profit	302,112	298,424	605,656	604,593
Total other operating costs and expenses	227,945	230,638	463,229	465,285
Operating earnings	74,167	67,786	142,427	139,308
Interest expense, net	31,958	47,642	71,631	94,125
Earnings before provision for income taxes	42,209	20,144	70,796	45,183
Provision for income taxes	16,470	6,364	27,850	16,057
Net earnings	$25,739	$13,780	$42,946	$29,126

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2009 and 2008, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	52.9%	53.6%	52.9%	53.5%
Gross profit	47.1%	46.4%	47.1%	46.5%
Total other operating costs and expenses	35.5%	35.9%	36.0%	35.8%
Operating earnings	11.6%	10.5%	11.1%	10.7%
Interest expense, net	5.0%	7.4%	5.6%	7.2%
Earnings before provision for income taxes	6.6%	3.1%	5.5%	3.5%
Provision for income taxes	2.6%	1.0%	2.2%	1.3%
Net earnings	4.0%	2.1%	3.3%	2.2%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008(a)	2009	2008(a)
Net sales:
Sally Beauty Supply	$412,338	$406,065	$822,875	$815,629
BSG	229,173	237,281	464,212	483,504
Total	$641,511	$643,346	$1,287,087	$1,299,133
Gross Profit	$302,112	$298,424	$605,656	$604,593
Gross profit margin	47.1%	46.4%	47.1%	46.5%
Selling, general and administrative expenses	$216,474	$218,817	$440,011	$441,712
Depreciation and amortization	$11,471	$11,821	$23,218	$23,573
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$70,379	$67,911	$135,665	$139,644
BSG	20,359	17,942	40,595	38,972
Segment operating profit	90,738	85,853	176,260	178,616
Unallocated expenses	(15,147)	(16,609)	(28,941)	(32,403)
Share-based compensation expense	(1,424)	(1,458)	(4,892)	(6,905)
Operating earnings	74,167	67,786	142,427	139,308
Interest expense, net of interest income	(31,958)	(47,642)	(71,631)	(94,125)
Earnings before provision for income taxes	$42,209	$20,144	$70,796	$45,183
Segment operating profit margin:
Sally Beauty Supply	17.1%	16.7%	16.5%	17.1%
BSG	8.9%	7.6%	8.7%	8.1%
Consolidated operating profit margin	11.6%	10.5%	11.1%	10.7%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			2,873	2,739
BSG			934	905
			3,807	3,644
Same store sales growth (b)
Sally Beauty Supply	2.0%	1.4%	0.9%	0.9%
BSG	2.3%	6.9%	1.5%	7.2%
Consolidated	2.1%	2.8%	1.1%	2.4%

(a)	Certain amounts for prior fiscal year may have been reclassified to conform to the current year’s presentation.
(b)

Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our internet site has generated sales for at least 14 months and, accordingly, internet-based sales are included in same store sales for each of the periods ended March 31, 2009.

The Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
Net sales:
Sally Beauty Supply	$412,338	$406,065	$6,273	1.5%
BSG	229,173	237,281	(8,108)	(3.4)%
Consolidated net sales	$641,511	$643,346	$(1,835)	(0.3)%

Gross profit:
Sally Beauty Supply	$214,765	$207,337	$7,428	3.6%
BSG	87,347	91,087	(3,740)	(4.1)%
Consolidated gross profit	$302,112	$298,424	$3,688	1.2%

Gross profit margin:
Sally Beauty Supply	52.1%	51.1%	1.0%
BSG	38.1%	38.4%	(0.3)%
Consolidated gross profit margin	47.1%	46.4%	0.7%

Net Sales

Consolidated net sales decreased by $1.8 million, or 0.3%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $15.8 million, or 2.5%, and sales through certain non-store sales channels contributed an increase of approximately $3.2 million, or 0.5%, to consolidated sales. Other sales channels experienced declines compared to the three months ended March 31, 2008. Sales through our BSG franchise-based businesses declined by approximately $3.1 million, or 0.5%; sales through distributor sales consultants declined approximately $7.8 million, or 1.2%; and sales through new stores declined approximately $6.5 million, or 1.0%. Also, incremental sales from businesses acquired in the preceding 12 months contributed $3.5 million, or 0.5%, less to our consolidated net sales for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Consolidated net sales for the three months ended March 31, 2009, are inclusive of approximately $26.2 million in negative impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $6.3 million, or 1.5%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $9.4 million, or 2.3%; our non-store sales channels contributed an increase of approximately $3.2 million, or 0.8%; and sales through new stores declined approximately $2.0 million, or 0.5%. Sales of businesses acquired in the preceding 12 months contributed $4.3 million less to the Sally Beauty Supply segment sales for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Net sales for Sally Beauty Supply for the three months ended March 31, 2009, are inclusive of approximately $19.3 million in negative impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG decreased by $8.1 million, or 3.4%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. While company-operated stores that have been open for at least 14 months contributed an increase of approximately $6.4 million, or 2.7%, to net sales and incremental sales from businesses acquired in the preceding 12 months contributed $0.8 million, other sales channels experienced declines compared to the three months ended March 31, 2008. Sales through our franchise-based businesses declined by approximately $3.1 million, or 1.3%; sales through distributor sales consultants declined approximately $7.8 million, or 3.3%; and sales through new stores declined approximately $4.5 million, or 1.9%. Net sales for BSG for the three months ended March 31, 2009 are inclusive of approximately $6.9 million in negative impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $3.7 million, or 1.2%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, principally due to higher sales volume and improved gross margins for the Sally Beauty Supply segment. This increase was partially offset by lower sales volume and lower gross margins for the BSG segment, as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $7.4 million, or 3.6%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, principally as a result of increased unit sales volume and improved margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 52.1% for the three months ended March 31, 2009, compared to 51.1% for the three months ended March 31, 2008. This increase was the result of recent marketing efforts, low-cost sourcing initiatives and a shift in product mix (including an increase in sales of exclusive-label products and other higher-margin products).

Beauty Systems Group.  BSG’s gross profit decreased by $3.7 million, or 4.1%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, principally as a result of lower sales volume and slightly lower margins.  BSG’s gross profit as a percentage of net sales decreased to 38.1% for the three months ended March 31, 2009, compared to 38.4% for the three months ended March 31, 2008. The decrease in gross profit margins reflects unfavorable foreign currency transactions and an unfavorable change in sales mix in BSG’s franchise business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased by $2.3 million, or 1.1%, to $216.5 million for the three months ended March 31, 2009, compared to $218.8 million for the three months ended March 31, 2008. Selling, general and administrative expenses, as a percentage of net sales, were 33.7% for the three months ended March 31, 2009, compared to 34.0% for the three months ended March 31, 2008. This decrease was attributable to lower sales commissions of $1.3 million and lower unallocated corporate expenses of $1.5 million as a result of cost control measures, partially offset by higher advertising expenses in the Sally Beauty Supply segment of $1.2 million. Selling, general and administrative expense for the three months ended March 31, 2008 included approximately $0.9 million for BSG retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007) and warehouse optimization expenses of approximately $1.3 million, with no similar expenses in the three months ended March 31, 2009.

Depreciation and Amortization

Consolidated depreciation and amortization decreased to $11.5 million for three months ended March 31, 2009, compared to $11.8 million for the three months ended March 31, 2008, due to a favorable impact from changes in foreign exchange rates, partially offset by the expenses associated with businesses acquired in the last twelve months and depreciation related to capital expenditures mainly in connection with store openings in both operating segments.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$70,379	$67,911	$2,468	3.6%
BSG	20,359	17,942	2,417	13.5%
Segment operating profit	90,738	85,853	4,885	5.7%
Unallocated expenses	(15,147)	(16,609)	(1,462)	(8.8)%
Share-based compensation expense	(1,424)	(1,458)	(34)	(2.3)%
Operating earnings	$74,167	$67,786	$6,381	9.4%

Consolidated operating earnings increased by $6.4 million, or 9.4%, to $74.2 million for three months ended March 31, 2009, compared to $67.8 million for the three months ended March 31, 2008. Operating earnings, as a percentage of net sales, were 11.6% for the three months ended March 31, 2009, compared to 10.5% for the three months ended March 31, 2008. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, as discussed below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $2.5 million, or 3.6%, to $70.4 million for three months ended March 31, 2009, compared to $67.9 million for the three months ended March 31, 2008.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased same store sales volume and improved gross margins, partially offset by higher advertising costs of approximately $1.2 million and incremental costs related to approximately 131 additional company-operated stores operating during the three months ended March 31, 2009.  Segment operating earnings, as a percentage of net sales, were 17.1% for the three months ended March 31, 2009, compared to 16.7% for the three months ended March 31, 2008. The increase in Sally Beauty Supply’s operating earnings as a percentage of segment net sales was primarily a result of gross margin improvements, partially offset by an increase in advertising costs as a percentage of segment sales and continued softer sales in some of the segment’s international operations.

Beauty Systems Group.  BSG’s segment operating earnings increased by $2.4 million, or 13.5%, to $20.4 million for the three months ended March 31, 2009, compared to $17.9 million for the three months ended March 31, 2008. Segment operating earnings, as a percentage of net sales, increased to 8.9% for the three months ended March 31, 2009, compared to 7.6% for the three months ended March 31, 2008. This increase was due to lower segment selling and administrative costs, partially offset by the decline in segment sales and gross profit, as discussed above.

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments decreased by $1.5 million, or 8.8%, to $15.1 million for the three months ended March 31, 2009, compared to $16.6 million for the three months ended March 31, 2008. This decrease was due primarily to lower corporate expenses resulting from cost-saving initiatives as well as to lower currency translation losses resulting from intercompany notes not permanently invested.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements was $1.4 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively.

Net Interest Expense

Interest expense, net of interest income of $0.1 million, was $32.0 million for the three months ended March 31, 2009, compared to $47.6 million, net of interest income of $0.2 million, for the three months ended March 31, 2008.  The decrease in interest expense was primarily attributable to a $10.8 million change in the fair value of certain interest rate swaps (please see Note 8 of the Condensed Notes to Consolidated Financial Statements) and to lower prevailing interest rates on our ABL and senior term loan facilities and lower outstanding principal balances on our senior term loans, partially offset by higher outstanding borrowings under our ABL facility as discussed in “Liquidity and Capital Resources” below.

Provision for Income Taxes

Provision for income taxes was $16.5 million during the three months ended March 31, 2009, compared to $6.4 million for the three months ended March 31, 2008.  Income taxes for the interim periods ended March 31, 2009 and

March 31, 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 37.9% for fiscal year 2009, compared to 35.7% for fiscal year 2008.  The increase in the estimated annual effective tax rate primarily relates to a reduction in earnings in low tax jurisdictions and a reduction in favorable permanent items triggered by lower foreign earnings.

For the three months ended March 31, 2009, the actual tax rate exceeds the estimated annual effective tax rate because of losses recorded in the three months ended March 31, 2009 for entities for which a valuation allowance is required.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $12.0 million, or 86.8%, to $25.7 million for the three months ended March 31, 2009, compared to $13.8 million for the three months ended March 31, 2008. Net earnings, as a percentage of net sales, were 4.0% for the three months ended March 31, 2009, compared to 2.1% for the three months ended March 31, 2008.

The Six Months Ended March 31, 2009 compared to the Six Months Ended March 31, 2008

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Six Months Ended March 31,
	2009	2008	Increase (Decrease)
Net sales:
Sally Beauty Supply	$822,875	$815,629	$7,246	0.9%
BSG	464,212	483,504	(19,292)	(4.0)%
Consolidated net sales	$1,287,087	$1,299,133	$(12,046)	(0.9)%

Gross profit:
Sally Beauty Supply	$427,693	$418,876	$8,817	2.1%
BSG	177,963	185,717	(7,754)	(4.2)%
Consolidated gross profit	$605,656	$604,593	$1,063	0.2%

Gross profit margin:
Sally Beauty Supply	52.0%	51.4%	0.6%
BSG	38.3%	38.4%	(0.1)%
Consolidated gross profit margin	47.1%	46.5%	0.6%

Net Sales

Consolidated net sales decreased by $12.0 million, or 0.9%, for the six months ended March 31, 2009, compared to the six months ended March 31, 2008. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $32.3 million, or 2.5%, and sales through certain non-store sales channels contributed an increase of approximately $7.5 million, or 0.6%, to consolidated sales. Other sales channels experienced declines compared to the six months ended March 31, 2008. Sales through our BSG franchise-based businesses declined by approximately $8.8 million, or 0.7%; sales through our BSG distributor sales consultants declined approximately $13.2 million, or 1.0%; and sales through new stores declined approximately $13.1 million, or 1.0%. In addition, incremental sales from businesses acquired in the preceding 12 months contributed $16.8 million less to our consolidated net sales for the six months ended March 31, 2009, compared to the six months ended March 31, 2008. Consolidated net sales for the six months ended March 31, 2009, are inclusive of approximately $50.9 million in negative impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $7.2 million, or 0.9%, for the six months ended March 31, 2009, compared to the six months ended March 31, 2008.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $21.7 million, or 2.7%, while our non-store sales channels contributed an increase of approximately $7.5 million, or 0.9%. Sales of businesses acquired in the preceding 12 months contributed $18.6 million less to the Sally Beauty Supply segment sales for the six months ended March 31, 2009, compared to the six months ended March 31, 2008 and sales through new stores declined approximately $3.4 million, or 0.4%. Net sales for Sally Beauty Supply for the six months ended March 31, 2009, are inclusive of approximately $36.4 million in negative impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG decreased by $19.3 million, or 4.0%, for the six months ended March 31, 2009, compared to the six months ended March 31, 2008. While company-operated stores that have been open for at least 14 months contributed an increase of approximately $10.6 million, or 2.2%, to net sales and incremental sales from businesses acquired in the preceding 12 months contributed $1.8 million, other sales channels experienced declines compared to the six months ended March 31, 2008. Sales through our franchise-based businesses declined by approximately $8.8 million, or 1.8%; sales through distributor sales consultants declined approximately $13.2 million, or 2.7%; and sales through new stores declined approximately $9.7 million, or 2.0%. Net sales for BSG for the six months ended March 31, 2009, are inclusive of approximately $14.5 million in negative impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $1.1 million or 0.2% for the six months ended March 31, 2009, compared to the six months ended March 31, 2008, principally due to higher sales volume and improved gross margins for the Sally Beauty Supply segment. This increase was partially offset by lower sales volume and lower gross margins for the BSG segment, as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $8.8 million or 2.1% for the six months ended March 31, 2009, compared to the six months ended March 31, 2008, principally as a result of increased unit sales volume and improved margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 52.0% for the six months ended March 31, 2009, compared to 51.4% for the six months ended March 31, 2008. This increase was the result of recent marketing efforts, low-cost sourcing initiatives and a shift in product mix (including an increase in sales of exclusive-label products and other higher-margin products).

Beauty Systems Group.  BSG’s gross profit decreased by $7.8 million or 4.2% for the six months ended March 31, 2009, compared to the six months ended March 31, 2008, principally as a result of lower sales volume and slightly lower segment gross margins. BSG’s gross profit as a percentage of net sales decreased to 38.3% for the six months ended March 31, 2009, compared to 38.4% for the six months ended March 31, 2008. The decrease in gross profit margins reflects unfavorable foreign currency transactions and an unfavorable change in sales mix in BSG’s franchise business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased by $1.7 million, or 0.4%, to $440.0 million for the six months ended March 31, 2009, compared to $441.7 million for the six months ended March 31, 2008.   Selling, general and administrative expenses, as a percentage of net sales, were 34.2% for the six months ended March 31, 2009, compared to 34.0% for the six months ended March 31, 2008. The 0.4% decrease in selling, general and administrative expenses was attributable to lower share-based compensation of $2.0 million and other unallocated corporate expenses as a result of cost control measures of $3.5 million, partially offset by the incremental expenses related to businesses acquired in the last twelve months as well as to an increase in advertising expenses of approximately $2.8 million. Selling, general and administrative expense for the six months ended March 31, 2008 included approximately $1.5 million for BSG retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007) and warehouse optimization expenses of approximately $1.6 million, with no similar expenses in the six months ended March 31, 2009.

Depreciation and Amortization

Consolidated depreciation and amortization decreased to $23.2 million for six months ended March 31, 2009, compared to $23.6 million for the six months ended March 31, 2008, due to a favorable impact from changes in foreign exchange rates, partially offset by the expenses associated with businesses acquired in the last twelve months and depreciation related to capital expenditures mainly in connection with store openings in both operating segments.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2009	2008	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$135,665	$139,644	$(3,979)	(2.8)%
BSG	40,595	38,972	1,623	4.2%
Segment operating profit	176,260	178,616	(2,356)	(1.3)%
Unallocated expenses	(28,941)	(32,403)	(3,462)	10.7%
Share-based compensation expense	(4,892)	(6,905)	(2,013)	29.2%
Operating earnings	$142,427	$139,308	$3,119	2.2%

Consolidated operating earnings increased by $3.1 million, or 2.2%, to $142.4 million for six months ended March 31, 2009, compared to $139.3 million for the six months ended March 31, 2008. Operating earnings, as a percentage of net sales, were 11.1% for the six months ended March 31, 2009, compared to 10.7% for the six months ended March 31, 2008. The increase in consolidated operating earnings was due primarily to a decline in unallocated expenses and share-based compensation expense; offset in part by a decline in the Sally Beauty Supply’s operating profits, as discussed below.  Consolidated operating earnings for the six months ended March 31, 2009, are inclusive of approximately $0.9 million in negative impact from changes in foreign exchange rates.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased $4.0 million, or 2.8%, to $135.7 million for six months ended March 31, 2009, compared to $139.6 million for the six months ended March 31, 2008.  The decrease in Sally Beauty Supply’s segment operating earnings was primarily a result of higher advertising costs of approximately $2.8 million and incremental costs related to approximately 131 additional company-operated stores operating during the six months ended March 31, 2009.  Segment operating earnings, as a percentage of net sales, were 16.5% for the six months ended March 31, 2009, compared to 17.1% for the six months ended March 31, 2008. The decrease in Sally Beauty Supply’s segment operating earnings as a percentage of segment net sales was primarily a result of higher advertising costs as a percentage of segment net sales and continued softer sales in some of the segment’s international operations.

Beauty Systems Group.  BSG’s segment operating earnings increased $1.6 million, or 4.2%, to $40.6 million for the six months ended March 31, 2009, compared to $39.0 million for the six months ended March 31, 2008. Segment operating earnings, as a percentage of net sales, were 8.7% for the six months ended March 31, 2009, compared to 8.1% for the six months ended March 31, 2008. This increase was due primarily to a decline in segment operating expenses resulting from cost-saving initiatives, partially offset by lower segment gross profit, as discussed above. BSG’s segment operating earnings also reflect, for the six months ended March 31, 2008, approximately $1.5 million for retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007). Segment operating earnings for the six months ended March 31, 2009, are inclusive of approximately $1.3 million in negative impact from changes in foreign exchange rates.

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments decreased by $3.5 million, or 10.7%, to $28.9 million for the six months ended March 31, 2009, compared to $32.4 million for the six months ended March 31, 2008. This decrease was due primarily to lower corporate expenses resulting from cost-saving initiatives as well as to lower currency translation losses resulting from intercompany notes not permanently invested.

Share-based Compensation Expense. For the six months ended March 31, 2009, total compensation cost charged against income for share-based compensation arrangements was $4.9 million, compared to $6.9 million for the six months ended March 31, 2008. This decrease was due to a decline in the fair value per share of options awarded in the period ended March 31, 2009, compared to options awarded in the period ended March 31, 2008.  For the six months ended March 31, 2009 and 2008, share-based compensation expense includes $2.0 million and $3.1 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Plan.  During the six months ended March 31, 2009 and 2008, the Sally Beauty granted to our employees and consultants approximately 2.7 million and 2.6 million stock options, respectively.

Net Interest Expense

Interest expense, net of interest income of $0.2 million, was $71.6 million for the six months ended March 31, 2009, compared to $94.1 million, net of interest income of $0.4 million, for the six months ended March 31, 2008.  The decrease in interest expense was primarily attributable to a $13.5 million change in the fair value of certain interest rate swaps (please see Note 8 of the Condensed Notes to Consolidated Financial Statements) and to lower prevailing interest rates on our ABL and senior term loans facilities and lower outstanding principal balances on our senior term loans, partially offset by higher outstanding borrowings under our ABL facility as discussed in “Liquidity and Capital Resources” below.

Provision for Income Taxes

Provision for income taxes was $27.9 million during the six months ended March 31, 2009, compared to $16.1 million for the six months ended March 31, 2008.  Income taxes for the interim periods ended March 31, 2009 and March 31, 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 37.9% for fiscal year 2009, compared to 35.7% for fiscal year 2008.  The increase in the estimated annual effective tax rate primarily relates to a reduction in earnings in low tax jurisdictions and a reduction in favorable permanent items triggered by lower foreign earnings.

For the six months ended March 31, 2009, the actual tax rate exceeds the estimated annual effective tax rate because of losses recorded in the six months ended March 31, 2009 for entities for which a valuation allowance is required.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $13.8 million, or 47.4%, to $42.9 million for the six months ended March 31, 2009, compared to $29.1 million for the six months ended March 31, 2008. Net earnings, as a percentage of net sales, were 3.3% for the six months ended March 31, 2009, compared to 2.2% for the six months ended March 31, 2008.

Financial Condition

March 31, 2009 Compared to September 30, 2008

Working capital (current assets less current liabilities) at March 31, 2009 was $367.9 million, compared to $348.6 million at September 30, 2008, representing an increase of $19.3 million. The ratio of current assets to current liabilities was 1.97 to 1.00 at March 31, 2009, compared to 1.76 to 1.00 at September 30, 2008. The increase in working capital reflects a decrease of $76.0 million in current liabilities and a $56.7 million decrease in current assets.  The decrease in current assets as of March 31, 2009 includes a $59.4 million reduction in inventory levels.  The decrease in current liabilities as of March 31, 2009, was primarily the result of a decrease in current maturities of long-term debt of $86.1 million.

Inventories decreased $59.4 million to $538.8 million at March 31, 2009, compared to $598.2 million at September 30, 2008 due primarily to lower purchases by us during the period ended March 31, 2009 in response to the current economic slowdown and to the effect of foreign currency translation adjustments of approximately $20.0 million.

Current maturities of long-term debt decreased by $86.1 million to $14.5 million at March 31, 2009, compared to $100.6 million at September 30, 2008 due primarily to the repayment of $75.0 million of borrowings under our ABL facilities as well as repayments of principal under our senior term loan facilities of $22.7 million (please see Liquidity and Capital Resources below).

Other liabilities increased by $12.4 million to $36.1 million at March 31, 2009, compared to $23.7 million at September 30, 2008 due primarily to a change in the fair value of certain of our interest rate swaps.

Total member’s deficit increased by $8.1 million as a result of cumulative translation adjustments of $39.5 million and deferred losses on interest rate swaps, net of income taxes, of $12.2 million, partially offset by net earnings of $42.9 million for the six months ended March 31, 2009.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, for additional information on liquidity and capital resources.

Following the completion of the Separation Transactions, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred primarily in connection with the Separation Transactions and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

During the six months ended March 31, 2009, we made scheduled payments on our senior term loans in the aggregate amount of $6.1 million. The senior term loan facilities may be prepaid at our option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year unless a specified leverage ratio is met. In January 2009, we made a mandatory repayment on the senior term loan facilities in the amount of $16.7 million. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of us over the twelve month period following any such payment under the terms of the loan agreement.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance capital expenditures, excluding acquisitions, over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2008.

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the six months ended March 31, 2009, have varied in amounts of up to $20.0 million, with total amounts outstanding ranging from zero million up to $120.0 million. The amounts drawn are generally paid down with cash provided by our operating activities.

In September 2008, we borrowed $75 million under our existing $400 million ABL facility to increase our cash position in order to preserve our financial flexibility in light of the recent dislocation of the financial markets.  We repaid such borrowings in full before March 31, 2009. As of March 31, 2009, we had $318.7 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We may from time to time repurchase or otherwise retire our debt (through our subsidiaries) and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of our notes or other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, would be decided upon at the sole discretion of Sally Beauty’s Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. The agreements and instruments governing the debt of the Company and our subsidiaries contain material limitations on our ability to pay dividends and other restricted payments to Sally Beauty.

Under the agreements and indentures governing the term loan facilities and the notes, we may not make certain restricted payments to Sally Beauty if a default then exists under the credit agreement or the indentures or if our consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of March 31, 2009, our consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments we are able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60 million.  If borrowing availability falls below this amount, we may nevertheless make restricted payments to Sally Beauty in the aggregate since the date of the Separation Transactions, together with the aggregate cash amount paid in acquisitions since said date, of not greater than $50 million, together with certain other exceptions.  As of March 31, 2009, borrowing availability under the ABL facility exceeded $60 million. As of March 31, 2009, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $201.6 million, subject to certain adjustments.

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the six months ended March 31, 2009 and 2008. Historically, the primary use of cash has been for acquisitions and capital expenditures. The following table shows our sources and uses of funds for the six months ended March 31, 2009 and 2008 (in thousands):

	Six Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$124,584	$20,619
Net cash used by investing activities	(18,710)	(42,982)
Net cash (used) provided by financing activities	(100,215)	14,498
Effect of foreign exchange rates on cash and cash equivalents	(769)	1,013
Net increase (decrease) in cash and cash equivalents	$4,890	$(6,852)

Net Cash Provided by Operating Activities

Net cash provided by operating activities, which excludes the effects of acquisitions, during the six months ended March 31, 2009 increased by $104.0 million to $124.6 million, compared to $20.6 million during the six months ended March 31, 2008. The increase was primarily due to a reduction of approximately $60.2 million in inventory levels, an increase in accounts payable and accrued expenses of approximately $43.1 million and an improvement of approximately $13.8 million in earnings, partially offset by an decrease in other liabilities of $20.6 million for the six months ended March 31, 2009, compared to the six months ended March 31, 2008.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2009, decreased by $24.3 million to $18.7 million, compared to $43.0 million during the six months ended March 31, 2008.  This decrease was primarily due to lower capital expenditures and a reduction in cash used for acquisitions for the six months ended March 31, 2009, compared to the six months ended March 31, 2008.

Net Cash (Used) Provided by Financing Activities

Net cash (used) provided by financing activities during the six months ended March 31, 2009, decreased by $114.7 million to cash used of $100.2 million, compared to cash provided of $14.5 million during the six months ended March 31, 2008.  The decrease was primarily due to net borrowings of $22.5 million under our ABL facility during the six months ended March 31, 2008, compared to net repayments of $75.0 million during the six months ended March 31, 2009, as well as a $16.7 million mandatory repayment on our term loan facilities in January 2009 (please see Liquidity and Capital Resources above).

Capital Requirements

For fiscal year 2009, we anticipate total capital expenditures in the range of approximately $35.0 million to $40.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion and/or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2008.

Off-Balance Sheet Financing Arrangements

We had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs which totaled $11.4 million and $12.1 million at March 31, 2009 and September 30, 2008, respectively.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, include but are not limited to the valuation of inventories, vendor concessions, retention of risk, income taxes and share-based payments. There have been no material changes to our critical accounting policies, estimates or assumptions since September 30, 2008.

Recent Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”) effective on January 1, 2009. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS 161 amended and expanded those disclosures to also require qualitative disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in the derivative instruments.  SFAS 161 also requires companies to disclose information about how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance and cash flows, including the location and amounts of derivative instruments in the entity’s financial statements.

As required by SFAS 133, as amended, the Company records all derivative instruments on its balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative instrument in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the impact on earnings of the hedged transaction or transactions. The Company may from time to time enter into derivative contracts that are intended to hedge certain economic risks even though hedge accounting does not apply or the Company elects not to apply hedge accounting to such derivative contracts. Please see Note 7 for more details about the Company’s derivative instruments and hedging activities as of March 31, 2009.

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), as it relates to its financial instruments, effective on October 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it amends other accounting pronouncements that require or permit fair value measurements.  SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  SFAS 157 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of that hierarchy are defined as follows:

Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data

Level 3 - Unobservable inputs for the asset or liability

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swaps.  Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the valuation hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to assess the likelihood of default by the Company or a counterparty. However, at March 31, 2009, the Company has assessed the relative significance of such estimates to the overall valuation of our interest rate swaps and has concluded that the Company’s valuation inputs as a whole predominantly fall in the Level 2 hierarchy. In accordance with SFAS 157, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows (in thousands):

	As of March 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities
Hedged interest rate swaps (1)	$18,592		$18,592
Non-hedged interest rate swaps (1)	8,447		8,447
Total	$27,039		$27,039

(1) Interest rate swaps are valued using internal models based on market observable inputs, including market interest rates.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”), which clarifies the application of SFAS 157. FAS 157-3 was effective upon issuance and its adoption did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP-FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”).  This FSP provides guidance to determining fair values when there is no active market or where the price inputs available represent distressed sales transactions. As allowed by FAS 157-4, the Company early-adopted the provisions of FAS 157-4 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Effective as of October 1, 2008, the Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial assets and liabilities at fair value, but elected not to measure any additional assets or liabilities at fair value that are not already measured at fair value prior to such adoption.  As a result, the adoption of SFAS 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the pronouncements discussed below on our consolidated financial statements.

In June 2008, the Emerging Issues Task Force reached consensus on EITF 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits. Under EITF 08-3, lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be expensed. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In April 2008, the FASB issued Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary’s equity be reported as a component of equity separate from the parent’s interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interest that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is not permitted.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaces the practice, under predecessor SFAS 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R must be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

In April 2009, the FASB issued FSP-FAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FAS 141(R)-1”). This FSP amends and clarifies SFAS 141R and applies to assets acquired and liabilities assumed that arise from contingencies in a business combination.  FAS 141(R)-1 must also be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. While fluctuations in the U.S. dollar exchange rates had a negative impact on reported consolidated sales of approximately $50.9 million, for the six months ended March 31, 2009, such fluctuations did not have a material effect on our financial condition and net earnings for the three and six month periods ended March 31, 2009 and 2008. Although we may use derivative financial instruments to manage foreign currency exchange rate risk from time to time, none were used as of March 31, 2009 and 2008 or for the interim periods then ended.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the term loans and the ABL facility. Based on the approximately $1.0 billion of aggregate borrowings under the Company’s term loans and the ABL facility as of March 31, 2009, a change in the estimated interest rate up or down by 1/8% would increase or decrease earnings before provision for income taxes by approximately $1.3 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. We do not purchase or hold any derivative instruments for speculative or trading purposes.

Effective in November 2006, we entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with a notional amount of $350 million expire in November 2009. The agreements outstanding at March 31, 2009 enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest rates ranging from 7.19% to 7.44%. These interest rate swap agreements do not currently qualify as hedges and, therefore, the change in the fair value of these interest rate swap agreements, which are adjusted quarterly, are recorded in net interest expense in the Company’s results of operations. As discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, changes in the fair value of these interest rate swap agreements are mainly driven by interest rate changes and will increase or decrease our net interest expense and may therefore affect our earnings.

Effective in May 2008, we entered into two additional interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million).  These agreements expire on May 31, 2012 and enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest ranging from 5.818% to 6.090%.  These agreements are designated as effective hedges, consistent with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  Adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded in accumulated other comprehensive (loss) income until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any ineffectiveness of these interest rate swaps is recognized in earnings.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are attached as exhibits to this report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2009, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of March 31, 2009. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On February 25, 2008, Sally Beauty disclosed in a Current Report on Form 8-K that on February 21, 2008, L’Oreal filed a lawsuit in the Superior Court of the State of California in and for the County of San Diego — Central Division naming, among others, SD Hair, Ltd. and Hair of Nevada, LLC (collectively, “SD Hair”), franchisees of our subsidiary Armstrong McCall division (“AMLP”) of our BSG business unit, as defendants.  The suit alleged, among other things, that SD Hair breached its franchise agreement with AMLP by diverting (selling) Matrix branded products to unauthorized buyers, and that L’Oreal is entitled to make claims against SD Hair under the franchise agreement as a third-party beneficiary of that agreement.  The suit also alleged, among other issues, that SD Hair induced AMLP to breach its agreement to distribute Matrix branded products (the “Matrix Agreement”) in some unspecified manner.  L’Oreal’s complaint against SD Hair was subsequently amended to delete the reference to AMLP’s breach of the Matrix Agreement as one of the specific contractual relationships that SD Hair allegedly induced and caused to be breached.  However, the amended complaint does not designate which distributors are at issue, and L’Oreal has not stated on the record whether it continues to allege that SD Hair induced and caused AMLP to breach the Matrix Agreement.  As of May 6, 2009, neither Sally Beauty nor any of its subsidiaries (including AMLP) were a defendant in the lawsuit filed by L’Oreal.   On March 24, 2008, however, SD Hair filed a cross-complaint in the same case naming AMLP and BSG as cross-defendants, seeking, among other things, i) declaratory relief from BSG and AMLP in the form of a judicial finding that SD Hair is not in breach of its franchise agreement and that L’Oreal has no rights as a third-party beneficiary to SD Hair’s franchise agreement, and ii) injunctive relief in the form of a judicial order compelling AMLP and BSG to take appropriate legal action against L’Oreal to enforce SD Hair’s claimed rights under AMLP’s Matrix distribution agreement.  We have answered the cross-complaint and the lawsuit has been set for a jury trial in November of 2009. No monetary relief is being sought by SD Hair.

Items 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors disclosed in our Annual Report.  The risks described in that report are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.  Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits

Exhibit No.	Description
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.02 to the Current Report on Form 8-K of New Sally Holdings, Inc. (File No. 333-136259) filed on October 30, 2006

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.4 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.01 to the Current Report on Form 8-K of New Sally Holdings, Inc. (File No. 333-136259) filed on October 30, 2006

3.1

Certificate of Formation of Sally Holdings LLC, which is incorporated herein by reference to Exhibit 3.1 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

3.2

Limited Liability Company Agreement of Sally Holdings LLC, which is incorporated herein by reference from Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

3.3

Certificate of Incorporation of Sally Capital Inc., which is incorporated herein by reference from Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

3.4

By-Laws of Sally Capital Inc., which is incorporated herein by reference from Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.6.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated by reference from Exhibit 4.7 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

10.1

Form of Amended and Restated Severance Agreement for Executive Officers (Gary G. Winterhalter, Michael G. Spinozzi, John R. Golliher, W. Richard Dowd, Bennie L. Lowery, Raal H. Roos) effective as of October 3, 2008, which is incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on October 6, 2008

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty *

*Included herewith

PLEASE NOTE: In reviewing the agreements included as exhibits to this Quarterly Report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•                  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•                  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•                  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•                  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this filing and in the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. Please see “Where You Can Find More Information.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY HOLDINGS LLC
(Registrant)

Date: May 6, 2009

	By:	/s/ MARK J. FLAHERTY
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer