Form 10-K
period 2009-09-30
SALLY HOLDINGS LLC
filed 2009-11-20
CIK 1385720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2009

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 333-144427

SALLY HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	36-4472381
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

3001 Colorado Boulevard
Denton, Texas	76210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (940) 898-7500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

THE REGISTRANT, AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF SALLY BEAUTY HOLDINGS, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act.  YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. YES ☐   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐   NO ☒

No voting or non-voting common equity of the registrant was held by non-affiliates of the registrant as of March 31, 2009. As of November 19, 2009, all member units were owned by Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc.

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

In this Annual Report, references to “Sally Holdings,” “the Company,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Holdings LLC, and its consolidated subsidiaries for periods after the separation from Alberto-Culver, and to Sally Holdings, Inc. and its consolidated subsidiaries for periods prior to the separation from Alberto-Culver unless otherwise indicated or the context otherwise requires.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K and the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act.  Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements.

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

•    being a holding company, with no operations of our own, and depending on our subsidiaries for cash;

ii

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

iii

PART I

ITEM 1. BUSINESS

Introduction

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,727 stores and supplied 187 franchised stores primarily in North America, South America and selected European countries, as of September 30, 2009. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,022 professional distributor sales consultants who sell directly to salons and salon professionals. As of September 30, 2009, Sally Beauty Supply had 2,898 company-operated retail stores and supplied 25 franchised stores (all outside the U.S.), and BSG had 829 company-operated stores and supplied 162 franchised stores. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Approximately 84%, 82% and 84% of our consolidated net sales for the fiscal years ended September 30, 2009, 2008 and 2007, respectively, were in the U.S. For the year ended September 30, 2009, our consolidated net sales were $2,636.6 million.

Sally Beauty Supply began operations with a single store in New Orleans in 1964 and was acquired in 1969 by our former parent company, Alberto-Culver. BSG became a subsidiary of Alberto-Culver in 1995. In November 2006, our business separated from Alberto-Culver and became an indirect wholly-owned subsidiary of Sally Beauty. We refer to our separation from Alberto-Culver and its consumer products-focused business as the Separation Transactions. Sally Beauty is a Delaware corporation formed in June 2006 and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions. When we refer to Alberto-Culver, we mean Alberto-Culver Company prior to the Separation Transactions or the company from which we separated, which is currently a separate public company.

In connection with the Separation Transactions, CDRS Acquisition LLC, or CDRS and CD&R Parallel Fund VII, L.P., or the Parallel Fund, and which we refer to together with CDRS as the CDR Investors, invested an aggregate of $575.0 million in cash equity, representing ownership subsequent to the separation of approximately 48% of the outstanding shares of Sally Beauty’s common stock on an undiluted basis. CDRS, which owned approximately 47.4% of the outstanding shares of Sally Beauty’s common stock on an undiluted basis as of September 30, 2009, is a Delaware limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., a private investment fund managed by Clayton, Dubilier & Rice, Inc. Also in connection with the Separation Transactions, we incurred approximately $1,850.0 million of indebtedness, as more fully described below. Please see “Risk Factors — Risks Relating to Our Substantial Indebtedness” in Item 1A below.

Sally Holdings is a Delaware limited liability company.  Sally Capital, a Delaware corporation, is a wholly-owned subsidiary of Sally Holdings and does not have any assets or operations of any kind.

Professional Beauty Supply Industry Distribution Channels

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

Open-Line

This channel serves retail consumers and salon professionals through retail stores and the internet. This channel is served by a large number of localized retailers and distributors, with only a few having a regional presence and significant channel share. We believe that Sally Beauty Supply is the only open-line distributor in the U.S. with a national network of retail stores. In addition, Sally Beauty Supply sells some of its products through Sally Beauty’s web site (www.sallybeauty.com).

Direct

This channel focuses on direct sales to salons and salon professionals by large manufacturers. This is the dominant form of distribution in Europe, but represents a small channel in the U.S. due to the highly fragmented nature of the U.S. marketplace, which tends to make direct distribution cost prohibitive for manufacturers.

Mega-Salon Stores

In this channel, large-format salons are supplied directly by manufacturers due to their large scale.

Key Industry Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in consumer demand for hair color, hair loss prevention and hair styling products and services, offset by lower sales of certain electrical products and/or full-service sales during periods of economic slowdown. We believe the following key industry trends and characteristics will influence our business going forward:

•    High level of marketplace fragmentation.  The U.S. salon channel is highly fragmented with over 250,000 salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

•    Growth in booth renting and frequent stocking needs.  Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons.  In addition, booth renters, who comprise a significant percentage of total U.S. salon professionals, are often responsible for purchasing their own supplies. Historically, booth renters have significantly increased as a percentage of total salon professionals, and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply.  These factors continue to drive demand for conveniently located professional beauty supply stores.

•    Increasing use of exclusive-label products.  We offer a broad range of private label and control label products, which we generally refer to collectively as “exclusive-label products.” Private label products are brands for which we own or license the trademark and, in some instances, the formula. Control label products are brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. Generally, our exclusive-label products have higher gross margins than the leading third-party branded products, and we believe this area offers potential growth. Please see “Risk Factors - We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A below.

•    Favorable demographic and consumer trends.  The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can impact our financial performance. Our continued success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives for Sally Beauty Supply in an effort to expand our market reach or to respond to changing consumer preferences.  If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer.

•    International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations.  For example, on September 4, 2009, we acquired Distribuidora Intersalon Limitada (“InterSalon”), a leading distributor of premier beauty supply products with 16 stores located in Chile and, in May of 2008, we acquired Pro-Duo, N.V., a cash and carry retailer of both professional and retail hair products with 40 stores located mainly in Belgium, France and Spain. In addition, in February of 2007, we acquired Chapelton 21 Limited, a private company based in Scotland with almost 100 stores located in the United Kingdom, Ireland, Germany, and Spain.  These acquisitions provided us with an initial presence in South America and furthered our expansion plans in Europe, both significant parts of Sally Beauty Supply’s international growth initiatives.  We intend to continue to identify and evaluate non-U.S. acquisition targets.  Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisitions may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors - We may not be able to successfully identify acquisition candidates and complete desirable acquisitions,” “If we acquire any businesses in the future they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A below.

•    Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December of 2006, our largest supplier, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal acquired distributors competing with BSG in the southeastern and west coast of the U.S. and a supplier that does not currently do business with BSG.  As a result, L’Oreal directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that there will not be further loss of revenue over time by BSG (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors - The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A below.

•    Relationships with suppliers.   Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A below.

We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers or by strategic acquisitions of existing distributors.  Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset any potential loss of distribution rights in the future. Please see “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A below.

•    High level of competition.  Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” in Item 1A below.

•    Economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.  However, a continued downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers.  These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors — A further downturn in the economy may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations” in Item 1A below.

•    Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our structure. During the past three years, we implemented a $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. We estimate that this program resulted in cost savings of approximately $8.0 million in the fiscal year 2009 and believe that annualized cost savings from this program could approximate $10.0 million beginning in fiscal year 2010. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A below.

•    Opening new stores.  Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. However, in response to economic conditions and to allow flexibility to capitalize on potential real estate revaluations in key locations, we have slowed our new store openings. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our financial condition or results of operations. Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected” in Item 1A below.

•    Changes to our information technology systems.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, in fiscal year 2009, we began upgrading our distribution information systems (in connection with our capital spending program to consolidate warehouses, as discussed above), upgrading our AS400 iSeries servers and installing Hyperion software to enhance our financial reporting system. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations.  Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A below.

Business Segments, Geographic Area Information and Seasonality

We operate two business segments: (i) Sally Beauty Supply, an open-line and exclusive-label distributor of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals primarily in North America, Europe, Puerto Rico and South America, and (ii) BSG, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories in North America. BSG operates stores under the CosmoProf service mark. BSG also franchises beauty supply outlets in the southwest portion of the U.S. and Mexico, and supplies sub-distributors in Europe. Sales of Sally Beauty Supply accounted for approximately 64%, 63% and 62%; and BSG accounted for approximately 36%, 37% and 38% of the company’s consolidated net sales for the years ended September 30, 2009, 2008 and 2007, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the “Business Segments and Geographic Area Information,” Note 17 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” of this Annual Report.

Neither the sales nor the product assortment for Sally Beauty Supply or BSG are generally seasonal in nature.

Sally Beauty Supply

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2009, Sally Beauty Supply operated 2,898 company-operated retail stores, 2,357 of which are located in the U.S. (with the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Chile), and supplied 25 franchised stores (all outside the U.S.). Its stores carry an extensive selection of professional beauty products, ranging between 4,000 and 8,000 stock keeping units (or SKUs) of beauty products, and includes products for hair care, nail care, beauty sundries and small electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise. We believe that Sally Beauty Supply has differentiated itself from its competitors through its customer value proposition, attractive pricing, extensive selection of leading third-party branded and exclusive-label products, broad ethnic product selection, the product knowledge of its sales associates and convenient store locations.

Store Design and Operations

Sally Beauty Supply stores are designed to create an appealing shopping environment that embraces the retail consumer and salon professional and highlights its extensive product offering. Sally Beauty Supply stores average between 1,200 square feet and 1,700 square feet in size and are located primarily in strip shopping centers. Generally, Sally Beauty Supply stores follow a consistent format, allowing customers familiarity between Sally Beauty Supply locations.

Sally Beauty Supply stores are segmented into distinctive areas arranged by product type with signs allowing its customers to easily navigate through its stores. Sally Beauty Supply seeks to stimulate cross-selling and impulse buying through strategic product placement and use of the front of the store to highlight new products and key promotional items.

Merchandise

Sally Beauty Supply stores carry a broad selection of branded and exclusive-label beauty supplies. Sally Beauty Supply manages each category by product and by SKU and uses centrally developed planoguides to maintain a consistent merchandise presentation across its store base (primarily in the U.S. and Canada). Through its information systems, Sally Beauty Supply actively monitors each store’s performance by category, allowing it to maintain consistently high levels of in-stock merchandise. We believe Sally Beauty Supply’s tailored merchandise strategy enables it to meet local demands and helps drive traffic in its stores. Additionally, its information systems enable it to track and automatically replenish inventory levels, generally on a weekly basis, primarily in the U.S.

Sally Beauty Supply offers a comprehensive ethnic product selection with specific appeal to African-American and Hispanic customers. Its ethnic product offerings are tailored by store based on market demographics and category performance. For example, sales of products targeted for the African-American marketplace represented approximately 9% of net sales in Sally Beauty Supply’s U.S. stores for fiscal year 2009. We believe the breadth of selection of ethnic products available in Sally Beauty Supply stores is unique and differentiates its stores from its competition. Sally Beauty Supply also aims to position itself to be competitive in price, but not a discount leader.

Sally Beauty Supply’s pricing strategy is differentiated by customer segment. Professional salon customers are generally entitled to a price lower than that received by retail customers. However, Sally Beauty Supply does offer discounts to retail customers through its customer loyalty program.

Leading Third-Party Branded Products

Sally Beauty Supply offers an extensive selection of hair care products, nail care products, beauty sundries and appliances from leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise. We believe that carrying a broad selection of the latest premier branded merchandise is critical to maintaining long-term relationships with our customers. The merchandise Sally Beauty Supply carries includes products from one or more of the leading manufacturers in each category. Sally Beauty Supply’s objective is not only to carry leading brands, but also to carry a full range of branded and exclusive-label products within each category. As hair trends continue to evolve, we expect to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

Exclusive-Label Products

Sally Beauty Supply offers a broad range of private label and controlled label products, which we generally refer to collectively as exclusive-label products, unless the context requires otherwise. Private label products are brands manufactured under trademarks we own or license and in some instances we also own the formula. Controlled label products involve brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. We believe exclusive-label products provide customers with an attractive alternative to higher-priced leading third-party brands. Exclusive-label products accounted for approximately 42% of Sally Beauty Supply’s product sales in the U.S. during fiscal year 2009. Generally, the exclusive-label brands have higher gross margins than the leading third-party branded products, and we believe this area offers continued potential growth. Sally Beauty Supply maintains exclusive-label products in a number of categories including hair care, small electrical appliances and salon products. Sally Beauty Supply actively promotes its exclusive-label brands through in-store promotions and monthly flyers. We believe our customers perceive these exclusive-label products to be comparable in quality and name recognition to leading third-party branded products.

The following table sets forth the approximate percentage of Sally Beauty Supply’s sales by merchandise category:

Year Ended September 30, 2009
Hair color	22.0%
Hair care	18.8%
Brushes, cutlery and accessories	16.9%
Skin and nail care	13.2%
Electrical appliances	11.9%
Ethnic products	8.7%
Other beauty items	8.5%
Total	100.0%

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

Sally Beauty Supply’s customer loyalty and marketing programs allow Sally Beauty Supply to collect point-of-sale customer data and increase our understanding of customers’ needs. The Sally “Beauty Club” is a loyalty program for customers who are not salon professionals. Beauty Club members, after paying a nominal annual fee, receive a special, discounted price on almost every non-sale item. Members are also eligible for a special Beauty Club e-mail newsletter that contains additional savings, beauty tips, new product information and coupons. In addition, the “ProCard” is a marketing program for licensed salon professionals. ProCard members receive discounts on all beauty products sold at Sally Beauty Supply stores. We believe these programs are effective in developing and maintaining customer relationships.

Store Locations

Sally Beauty Supply selects geographic areas and store sites on the basis of demographic information, quality and nature of neighboring tenants, store visibility and location accessibility. Sally Beauty Supply seeks to locate stores primarily in strip malls, which are occupied by other high traffic retailers including grocery stores, mass merchants and home centers.

Sally Beauty Supply balances its store expansion between new and existing marketplaces. In its existing marketplaces, Sally Beauty Supply adds stores as necessary to provide additional coverage. In new marketplaces, Sally Beauty Supply generally seeks to expand in geographically contiguous areas to leverage its experience. We believe that Sally Beauty Supply’s knowledge of local marketplaces is an important part of its success.

The following table provides a history of Sally Beauty Supply’s store count during the last five fiscal years:

	Fiscal Year Ended September 30,
	2009	2008	2007	2006	2005
Stores open at beginning of period	2,844	2,694	2,511	2,419	2,355
Net store openings during period	60	110	83	92	62
Stores acquired during period	19	40	100	—	2
Stores open at end of period	2,923	2,844	2,694	2,511	2,419

Beauty Systems Group

We believe that BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2009, BSG had 829 company-operated stores, supplied 162 franchised stores and had a sales force of approximately 1,022 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially every state in the U.S., in Puerto Rico and in portions of Canada, Mexico and certain European countries.

Store Design and Operations

BSG stores are designed to create a professional shopping environment that embraces the salon professional and highlights its extensive product offering. Company-operated BSG stores average approximately 2,700 square feet and are located primarily in secondary strip shopping centers. BSG store layouts are designed to provide optimal variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type with certain areas dedicated to leading third-party brands; such as Paul Mitchell, Wella, Sebastian, Goldwell and TIGI. The selection of these brands varies by territory.

Professional Distributor Sales Consultants

BSG has a network of approximately 1,022 professional distributor sales consultants, which exclusively serve salons and salon professionals. The following table sets forth the number of consultants in the BSG network during the last five fiscal years:

	Fiscal Year Ended September 30,
	2009	2008	2007	2006	2005
Professional distributor sales consultants(a)	1,022	984	1,002	1,163	1,244

(a)   Includes 300, 328, 317, 348 and 355 distributor sales consultants of franchisees at September 30, 2009, 2008, 2007, 2006 and 2005, respectively.

The number of distributor sales consultants, at September 30, 2009, reflects approximately 100 distributor sales consultants previously employed by Schoeneman Beauty Supply, Inc (“Schoeneman”). On September 30, 2009, the Company acquired Schoeneman and these distributor sales consultants became part of BSG’s consultant sales team. The decrease in distributor sales consultants in fiscal year 2007 was in response to the loss of L’Oreal related sales discussed below under “Competition.” BSG’s sales force was reduced in fiscal year 2007 and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with us as BSG replaced lost L’Oreal sales.

In order to provide a knowledgeable consultant team, BSG actively recruits individuals with industry knowledge or sales experience, as we believe that new consultants with either broad knowledge about the products or direct sales experience will be more successful.

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

The following table sets forth the approximate percentage of BSG sales attributable by channel:

	Fiscal Year Ended September 30,
	2009	2008
Company-operated retail stores	60.0%	57.0%
Professional distributor sales consultants (full-service)	27.9%	29.9%
Franchise stores	12.1%	13.1%
Total	100.0%	100.0%

Merchandise

BSG stores carry a broad selection of branded beauty supplies and a lesser selection of exclusive-label products, ranging between 4,000 and 9,000 SKUs of beauty products, including hair care products, nail care, small electrical appliances and other beauty items. Some products are available in bulk packaging for higher volume salon needs. Through BSG’s information systems, each store’s product performance is actively monitored, allowing maintenance of an optimal merchandise mix. Additionally, BSG’s information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain high levels of product in stock. Although BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional. Certain BSG products are sold under exclusive arrangements with suppliers, whereby BSG is designated the sole distributor for a specific brand name within certain geographic territories. We believe that carrying a broad selection of branded merchandise is critical to maintaining relationships with our valued professional customers.

The following table sets forth the approximate percentage of sales attributable by merchandise category:

Fiscal Year Ended September 30, 2009
Hair care	38.5%
Hair color	28.4%
Promotional items(a)	12.5%
Skin and nail care	7.7%
Electrical appliances	4.9%
Brushes, cutlery and accessories	3.2%
Other beauty items	4.8%
Total	100.0%

(a)           Promotional items consist of sales from other categories that are sold on a value-priced basis.

Marketing and Advertising

BSG’s marketing program is designed primarily to promote its extensive selection of brand name products at competitive prices. BSG distributes at its stores and mails to its salon and salon professional customers, multi-page color flyers that highlight promotional products. Some BSG stores also host monthly manufacturer-sponsored classes for customers. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, are educated on new products and beauty trends. We believe these classes increase brand awareness and drive sales in BSG stores.

Store Locations

BSG stores are primarily located in secondary strip shopping centers. Although BSG stores are located in visible and convenient locations, salon professionals are less sensitive about store location than Sally Beauty Supply customers.

The following table provides a history of BSG’s store count during the last five fiscal years:

	Fiscal Year Ended September 30,
	2009	2008	2007	2006	2005
Stores open at beginning of period	929	874	828	822	692
Net store openings during period	16	44	46	6	37
Stores acquired during period (a)	46	11	—	—	93
Stores open at end of period	991	929	874	828	822

(a)           Includes 43 stores acquired from Schoeneman on September 30, 2009.

Our Strategy

We believe there are significant opportunities to increase our sales and profitability through the further implementation of our operating strategy and by growing our store base in existing and contiguous marketplaces, both organically and through strategic acquisitions. Specific elements of our growth strategy include the following:

Increase Sales Productivity of Our Stores

We intend to grow same store sales by focusing on improving our merchandise mix and introducing new products. In addition, we plan to tailor our marketing, advertising and promotions to attract new customers and increase sales with existing customers. We also plan to enhance our customer loyalty programs, which allow us to collect point-of-sale customer data and increase our understanding of customers’ needs.

Open New Stores and Exploring New Marketplaces

In fiscal year 2009, we opened or acquired 79 and 62 net new stores for Sally Beauty Supply and BSG, respectively. Because of the limited initial capital outlay, rapid payback, and attractive return on capital, we intend to continue to expand our Sally Beauty Supply and BSG store base. We believe there are growth opportunities for additional stores in the U.S., Canada, Mexico, Europe and South America. We expect new store openings and acquisitions in existing and new areas to be an important aspect of our future growth opportunities. Please also see “Pursue Strategic Acquisitions.”

Increase Sales of Exclusive-label Products

We currently intend to grow exclusive-label sales in Sally Beauty Supply. We believe our customers view our exclusive-label products as high-quality, recognizable brands, which are competitive with leading third-party branded merchandise. Exclusive-label products are currently sold through our Sally Beauty Supply stores with very limited exclusive-label offerings at BSG. Exclusive-label products account for a substantial amount of the Sally Beauty Supply segment net sales and generate a gross margin greater than that of the leading third-party brands sold through our stores. Potential growth for such products is believed to be significant. In addition, our broad exclusive-label product offering minimizes our dependence on any one brand or supplier. We believe exclusive-label products present opportunities to grow profits and increase store loyalty.

Increase Operating Efficiency and Profitability

We believe there are opportunities to increase the profitability of operations, especially in our BSG business. During the last couple of fiscal years, we made certain changes which included right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure. We completed a re-branding project at BSG that repositioned all of our North American company-operated stores under a common name and store identity, CosmoProf, which we believe has improved brand consistency, saved on advertising and promotional costs and allowed for a more focused marketing strategy. We also implemented a two-year, $22.0 million capital spending program to consolidate BSG warehouses and reduce administrative expenses related to BSG’s distribution network. Additionally, during fiscal year 2007 we implemented working capital improvement initiatives focused on the management of receivables, inventory and payables to further maximize our free cash flow. Over the past few years, we have also undertaken a full review of our procurement strategy. This initiative is intended to identify lower-cost alternative sources of supply in certain product categories from countries with lower manufacturing costs. We also offer between 5,000 and 8,000 SKUs of our Sally Beauty Supply products for sale through Sally Beauty’s website (www.sallybeauty.com), which we expect will increasingly lead to additional sales for that business segment.

Pursue Strategic Acquisitions

We have completed approximately 32 acquisitions over the last 10 years. We believe our experience in identifying attractive acquisition targets; our proven integration process; and our highly scalable infrastructure have created a strong platform for potential future acquisitions, subject to restrictions on our ability to finance acquisitions by incurring additional debt or issuing equity under our debt agreements. For example, (1) on September 4, 2009, we acquired InterSalon, a leading distributor of premier beauty supply products with 16 stores located in Chile; (2) on September 18, 2009, we acquired the assets and business of Belleza Concept International, Inc., a distributor of beauty supply products operating in Puerto Rico; (3) on September 30, 2009, we acquired Schoeneman, a 43-store beauty supply chain located in the central northeast United States; 4) in May of 2008 we acquired Pro-Duo, N.V., a cash and carry retailer of both professional and retail hair products with 40 stores located mainly in Belgium, France and Spain; and (5) in February of 2007, we acquired Chapelton 21 Limited, a private company based in Scotland with almost 100 stores located in the United Kingdom, Ireland, Germany and Spain. We intend to continue to identify and evaluate acquisition targets both domestically and internationally, with a focus on expanding our exclusive BSG territories and allowing Sally Beauty Supply to enter new channels outside the U.S.

Competition

Although there are a limited number of sizable direct competitors to our business, the beauty industry is highly competitive. In each area in which we operate, we experience competition from domestic and international businesses often with more resources, including mass merchandisers, drug stores, supermarkets and other chains offering similar or substitute beauty products at comparable prices. Our business also faces competition from department stores. In addition, our business competes with local and regional open-line beauty supply stores and full-service distributors selling directly to salons and salon professionals through both professional distributor sales consultants and outlets open only to salons and salon professionals. Our business also faces increasing competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or align themselves with our competitors. Some of these manufacturers are vertically integrating through the acquisition of distributors and stores. In addition, these manufacturers may acquire additional brands that we currently distribute and attempt to shift these products to their own distribution channels. Our business also faces competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. Please see “Risk Factors—The beauty products distribution industry is highly competitive and is consolidating” for additional information on our competition.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and contribute to our success:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading channel positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply marketplace, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. We operate in several countries outside the U.S. and Puerto Rico, offering up to 8,000 and 9,000 SKUs in Sally Beauty Supply (in our stores and online) and BSG stores, respectively, to a potential customer base that includes millions of retail consumers, and more than 250,000 salons in the U.S.

Differentiated Customer Value Proposition

We believe that our stores are differentiated from their competitors through convenient location, broad selection of professional beauty products (including leading third-party branded and exclusive-label merchandise), high levels of in-stock merchandise, knowledgeable salespeople and competitive pricing. Our merchandise mix includes a comprehensive ethnic product selection, which is tailored by store based on market demographics and category performance. We believe that the breadth of our selection of these products further differentiates Sally Beauty Supply from its competitors. In addition, as discussed above, Sally Beauty Supply also offers a customer loyalty program for Sally Beauty Supply customers, the Beauty Club, whereby members receive a special, discounted price on products and are also eligible for a special Beauty Club e-mail newsletter with additional promotional offerings, beauty tips and new product information for a nominal annual fee. We believe that our differentiated customer value proposition and strong brands drive customer loyalty and high repeat traffic, contributing to our consistent historical financial performance. Our BSG professional distributor sales consultants benefit from their customers having access to the BSG store systems as customers have the ability to pick up the products they need between sales visits from professional distributor sales consultants.

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. Sally Beauty Supply stores average between 1,200 square feet and 1,700 square feet and BSG stores average approximately 2,700 square feet in size. Domestically, our stores are typically located within strip shopping centers. Strong average sales per square foot combined with minimal staffing requirements, low rent expense and limited initial capital outlay typically result in positive contribution margins within a few months, and cash payback on investment within approximately two years. Due to such attractive investment returns and relatively high operating profit contributions per store, during the past five years Sally Beauty Supply and BSG have opened an aggregate of 407 and 149 net new stores, respectively, excluding the effect of acquisitions.

Consistent Financial Performance

We have a proven track record of strong growth and consistent profitability due to superior operating performance, new store openings and strategic acquisitions. Over the past five fiscal years, our consolidated same store sales growth has been positive in each year and has averaged 2.7%, as set forth in the following table:

	Year Ended September 30,
Same store sales growth (a)	2009	2008	2007	2006	2005
Sally Beauty Supply	2.1%	1.2%	2.7%	2.4%	2.4%
Beauty Systems Group	1.0%	6.9%	10.1%	4.1%	(0.6)%
Consolidated	1.8%	2.6%	4.5%	2.8%	1.8%

(a)    Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our internet site has generated sales for at least 14 months and, accordingly, internet-based sales are included in same store sales for fiscal year 2009.

Experienced Management Team with a Proven Track Record

Our management team, which includes the management team of Sally Beauty, is led by President and Chief Executive Officer Gary Winterhalter and has a strong record of performance.

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

Most of our stores are staffed with a store manager, and two or three full-time or part-time associates. BSG stores are generally also staffed with an assistant manager. The operations of each store are supervised by a district manager, who reports to a territory manager. A significant number of our store managers and assistant managers are licensed in the cosmetology field. Additionally, in certain geographic areas in the U.S., a significant number of our store personnel, including store managers and assistant managers, speak Spanish as a second language. We believe that these skills enhance our store personnel’s ability to serve our customers.

Relationships with Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2009, our five largest suppliers, Procter & Gamble, the Professional Products Division of L’Oreal USA S/D, Inc., or L’Oreal, Conair Corporation, Shiseido Cosmetic (America) Limited, and John Paul Mitchell Systems, accounted for approximately 40% of our consolidated merchandise purchases. Products are purchased from these and many manufacturers on an at-will basis or under contracts which can be terminated without cause upon 90 days notice or less or expire without express rights of renewal. Such manufacturers could discontinue sales to us at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to us, there could be a material adverse effect on our consolidated results of operations.

As is typical in the distribution businesses, relationships with suppliers are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. Please see “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.” However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between us and our suppliers through, among other things, the development of new or expanded supplier relationships.

Distribution

As of September 30, 2009, we operated 16 distribution centers, seven of which serviced Sally Beauty Supply and nine of which serviced BSG. During the past three years, we implemented a capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. Total capital expenditures were approximately $22.0 million and related expenses were approximately $5.0 million for this program. We believe that annual savings from this program could approximate $10.0 million beginning with fiscal year 2010.

Our purchasing and distribution system is designed to minimize the delivered cost of merchandise and maximize the level of merchandise in-stock in stores. This distribution system also allows for monitoring of delivery times and maintenance of appropriate inventory levels. Product deliveries are typically made to our stores on a weekly basis. Each distribution center has a quality control department that monitors products received from suppliers. We utilize proprietary software systems to provide computerized warehouse locator and inventory support.  Please see “Risk Factors —We are not certain that our ongoing cost control plans will continue to be successful.”

Management Information Systems

Our management information systems provide order processing, accounting and management information for the marketing, distribution and store operations functions of our business. A significant portion of these systems have been developed internally. The information gathered by the management information systems supports automatic replenishment of in-store inventory and provides support for product purchase decisions. Please see “Risk Factors—We may be adversely affected by any disruption in our information technology systems.”

Employees

In our domestic and foreign operations, we had approximately 22,410 employees as of September 30, 2009; consisting of approximately 6,480 salaried, 4,930 hourly and 11,000 part-time employees. We had approximately 21,140 employees as of September 30, 2008; consisting of approximately 5,850 salaried, 4,710 hourly and 10,580 part-time employees. Part-time employees are used to supplement schedules, particularly in North America. The number of employees at September 30, 2009, includes approximately 600 persons employed by Schoeneman and approximately 100 persons employed by InterSalon.

Certain subsidiaries in Mexico have collective bargaining agreements covering warehouse and store personnel which expire at various times over the next several years. We believe that we have good relationships with our employees worldwide.

Regulation

We are subject to a wide variety of laws and regulations, which historically have not had a material effect on our business. For example, in the U.S., most of the products sold and the content and methods of advertising and marketing utilized are regulated by a host of federal agencies, including, in each case, one or more of the following: the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, and the Consumer Products Safety Commission. The transportation and disposal of many of our products are also subject to federal regulation. State and local agencies regulate many aspects of our business. In marketplaces outside of the U.S., regulation is also comprehensive and focused upon labeling and safety issues.

Sally Beauty Supply supplies 25 and BSG supplies 162 franchised stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon operations.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries throughout the world in which we operate. Our subsidiaries and we own over 238 trademark registrations in the U.S., and 800 trademark registrations outside the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws and confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10 or 15 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product.

Access to Public Filings

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to such reports are available, without charge, on Sally Beauty’s website, www.sallybeautyholdings.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission, or SEC, under the Exchange Act. We will provide copies of such reports to any person, without charge, upon written request to our Investor Relations Department at 3001 Colorado Blvd, Denton, TX 76210. The information found on Sally Beauty’s website shall not be considered to be part of this or any other report filed with or furnished to the SEC.

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

ITEM 1A. RISK FACTORS

The following describes risks that we believe to be material to our business. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results could be materially and adversely affected. There may be additional risks of which we are not aware or that we do not believe to be material that could materially and adversely affect our business. This report also contains forward-looking statements and the following risks could cause our actual results to differ materially from those anticipated in such forward-looking statements.

Risks Relating to Our Business

The beauty products distribution industry is highly competitive and is consolidating.

The beauty products distribution industry is highly fragmented, and there are few significant barriers to entry into the marketplaces for most of the types of products and services we sell. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers as well as internet sites offering professional salon-only products. The increasing availability of diverted professional salon products in large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase products from manufacturers, the quality, perceived value, consumer brand name recognition, packaging and mix of the products we sell, customer service, the efficiency of our distribution network and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices to retain business or marketplace share. Some of our competitors have greater financial and other resources than we do, and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

In addition, our industry is consolidating, which may give our competitors increased negotiating leverage and greater marketing resources, thereby providing them corresponding competitive advantages over us. For instance, we may lose customers if our competitors that own national chains acquire additional salons that are BSG customers or if professional beauty supply manufacturers align themselves with other beauty product wholesale and retail suppliers who compete with BSG. For example, BSG’s largest supplier, L’Oreal, has moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. L’Oreal has also acquired one supplier (that does not currently do business with BSG) and distributors competitive with BSG in the southeastern U.S. as well as the west coast of the U.S. As a result, L’Oreal entered into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. If L’Oreal were to acquire a supplier that conducted business with BSG, we could lose that revenue as well. Such consolidation may increase competition from distribution channels related to suppliers and place more leverage in the hands of those suppliers to negotiate better margins on products sold in our stores.

If we are unable to compete effectively in our marketplace or if competitors divert our customers away from our stores, it would adversely impact our business, financial condition and results of operations.

We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand.

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for beauty products. If we do not anticipate and respond to trends in the marketplace for beauty products and changing consumer demands in a timely manner, our sales may decline significantly and we may be required to mark down certain products to sell the resulting excess inventory at prices which can be significantly lower than the normal retail or wholesale price, which could adversely impact our business, financial condition and results of operations. In addition, we depend on our inventory management and information technology systems in order to replenish inventories and deliver products to store locations in response to customer demands. Any systems-related problems could result in difficulties satisfying the demands of customers which, in turn, could adversely affect our sales and profitability.

We expect the aging baby boomer population to drive future growth in professional beauty supply sales through an increase in the use of hair color and hair loss products. Additionally, we expect continuously changing fashion-related trends that drive new hair styles to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer.

Our comparable store sales and quarterly financial performance may fluctuate for a variety of reasons.

Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable store sales and quarterly financial performance, including:

•          changes in our merchandising strategy or mix;

•          the performance of our new stores;

•          the effectiveness of our inventory management;

•          the timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;

•          levels of pre-opening expenses associated with new stores;

•          a portion of a typical new store’s sales (or sales we make over the internet channel) coming from customers who previously shopped at other existing stores;

•          expenditures on our distribution system;

•          the earnings impact of those of our interest rate swaps which do not qualify for hedge accounting treatment;

•          the timing and effectiveness of our marketing activities, particularly our Sally Beauty Club promotions;

•          seasonal fluctuations due to weather conditions;

•          the level of sales made through our internet channel;

•          actions by our existing or new competitors; and

•          worldwide economic conditions and, in particular, the retail sales environment in the U.S.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may decrease, which could have a material adverse effect on our business, financial condition and results of operations.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture the brand name or exclusive label products we sell, and instead purchase our products from manufacturers and fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. For fiscal year 2009, our three largest suppliers were Procter & Gamble Co., or P&G, the Professional Products Division of L’Oreal USA S/D, Inc., or L’Oreal, and John Paul Mitchell Systems. BSG’s largest supplier, L’Oreal, represented approximately 15.1% of BSG’s total net sales in the fiscal year 2009.

In addition, since we purchase products from many manufacturers and fillers on an at-will basis under contracts which can generally be terminated without cause upon 90 days notice or less, or which expire without express rights of renewal, such manufacturers and fillers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For example, in 2009 L’Oreal filed an action which threatens a long-term distribution agreement with Armstrong McCall. Armstrong McCall is vigorously defending its rights under the agreement. For these and other reasons, we may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

Changes in Sally Beauty Supply and BSG’s relationships with suppliers occur often, and could positively or negatively impact the net sales and operating profits of both business segments.  Some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full-service/exclusive and open-line distributors like BSG and Sally Beauty Supply, by promoting their own distribution channels, as discussed above. These suppliers may offer advantages, such as discounted prices, when their products are purchased from distribution channels they control. If our access to supplier-provided products were to be diminished relative to our competitors or we were not able to purchase products at the same prices as our competitors, our business could be materially and adversely affected. Also, consolidation among suppliers may increase their negotiating leverage, thereby providing them with competitive advantages over us that may increase our costs and reduce our revenues, adversely affecting our business, financial condition and results of operations.

As discussed above, L’Oreal is entering into direct competition with BSG, and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. For example, L’Oreal could attempt to terminate our contracts to carry certain of their products in BSG stores, which brought in revenues of approximately $99.1 million in U.S. sales for the fiscal year 2009 and have expiration dates at the end of 2012. Therefore, there can be no assurance that the impact of these developments will not adversely impact revenue to a greater degree than we currently expect or that our efforts to mitigate the impact of these developments will be successful. If the impact of these developments is greater than we expect or our efforts to mitigate the impact of these developments are not successful, this could have a material adverse effect on our business, financial condition or results of operations.

Although we plan to mitigate the negative effects resulting from unfavorable changes in our relationships with suppliers, such as L’Oreal, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights.

Any significant interruption in the supply of beauty supply products by manufacturers of our products could disrupt our ability to deliver merchandise to our stores and customers in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

Manufacturers and fillers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, and licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which neither they nor we have control. In addition, our operating results depend to some extent on the orderly operation of our receiving and distribution processes, which depend on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity.

If a material interruption of supply occurs, or a significant supplier ceases to supply us or materially decreases its supply to us, we may not be able to acquire products with similar quality and consumer brand name recognition as the products we currently sell or to acquire such products in sufficient quantities to meet our customers’ demands or on favorable terms to our business, any of which could adversely impact our business, financial condition and results of operations.

If products sold by us are found to be defective in labeling or content, our credibility and that of the brands we sell may be harmed, marketplace acceptance of our products may decrease, and we may be exposed to liability in excess of our products liability insurance coverage and manufacturer indemnities.

We do not control the production process for the brand name and exclusive label products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or filler before we offer such product for resale.  In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding whether such products have been manufactured in accordance with applicable governmental regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective.

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

We are subject to a number of U.S. federal, state and local laws and regulations, as well as the laws and regulations applicable in each other marketplace in which we do business. These laws and regulations govern the composition, packaging, labeling and safety of the products we sell, the methods we use to sell these products, and the methods we use to import these products. Non-compliance with applicable laws and regulations of governmental authorities, including the FDA and similar authorities in other jurisdictions, by us or the manufacturers of the products sold by us could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. The laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. Continued legal compliance could require the review and possible reformulation or relabeling of certain products, as well as the possible removal of some products from the marketplace altogether. Legal compliance could also lead to considerably higher internal regulatory costs. Manufacturers may try to recover some or all of any increased costs of compliance by increasing the prices at which we purchase products, and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws and regulations that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition and results of operations.

Laws and regulations impact our business in many areas that have no direct relation to the products we sell. For example, as a reporting company, we are subject to a number of laws and regulations related to the issuance and sale of our securities. Another area of intense regulation is that of the relationships we have with our employees, including compliance with many different wage/hour and nondiscrimination related regulatory schemes. Violation of any of the laws or regulations governing our business and/or the assertion of individual or class-wide claims could have an adverse effect on our business, financial condition and results of operations.

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

Product diversion is generally prohibited under our supplier contracts, and we may be under a contractual obligation to stop selling to salons, salon professionals and other bulk purchasers who engage in product diversion. If we fail to stop diversion as required (including any known diversion of products sold through our Armstrong McCall franchisees or by BSG), our supplier contracts could be adversely affected or even terminated. In addition, our investigation and enforcement of our anti-diversion policies may result in reduced sales to our customer base, thereby decreasing our revenues and profitability.

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

We offer many of our beauty products for sale through Sally Beauty’s website (www.sallybeauty.com). Therefore, we encounter risks and difficulties frequently experienced in internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, Sally Beauty’s websites, and our software and other related operational systems. In addition, our internet-based business may conflict with the success of our Sally Beauty Supply stores. For example, our internet-based business may compete with our Sally Beauty Supply stores for the same customers. Although we believe that our participation in both internet-based and store-based sales is a distinct advantage for us due to synergies and the potential for new customers, customer conflicts between these offerings could create issues that have the potential to adversely affect our results of operations. For example, such conflict could cause some of our current or potential internet customers to consider competing distributors of beauty products. These events could have an adverse effect on our business, financial condition and results of operations.

We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions.

In the past several years, we have completed several significant acquisitions. We intend to continue to pursue additional acquisitions in the future. Our business has in the past actively reviewed acquisition prospects that would complement our existing lines of business, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable acquisition candidates.

If suitable candidates are identified, sufficient funds may not be available to make such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt to pay for acquisitions.  Additionally, the amount of equity that Sally Beauty can issue to make acquisitions or raise additional capital will be severely limited. We may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could be increased as a result of any acquisitions.

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

•          difficulties and costs associated with integrating and evaluating the distribution or information systems and/or internal control systems of acquired businesses;

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

•          entering geographic areas or channels in which we have limited or no prior experience; and

•          those related to general economic and political conditions, including legal and other barriers to cross-border investment in general, or by U.S. companies in particular.

In addition, during the acquisition process, we may fail or be unable to discover some of the liabilities of businesses that we acquire. These liabilities may result from a prior owner’s noncompliance with applicable laws and regulations. Acquired businesses may also not perform as we expect or we may not be able to obtain the financial improvements in acquired businesses that we expect.

If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected.

Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. Despite these relatively-low per-store opening costs, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

•          the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•          proximity to existing stores that may reduce new stores’ sales or the sales of existing stores;

•          difficulties in adapting our distribution and other operational and management systems to an expanded network of stores;

•          the potential inability to obtain adequate financing to fund expansion because of our high leverage and limitations on Sally Beauty’s ability to issue equity under our credit agreements, among other things;

•          increased (and sometimes unanticipated) costs associated with opening stores in new international locations;

•          difficulties in obtaining any needed governmental and third-party consents, permits and licenses needed to operate additional stores; and

•          potential limitations on capital expenditures which may be included in financing documents that we enter into.

A further downturn in the economy may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008 and 2009.  Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items such as beauty products and salon services, particularly in our electrical products category and in our professional sales business. Factors that could affect consumers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates and tax rates, the availability of consumer credit, and consumer confidence in future economic conditions. In the event of a further or protracted economic downturn, consumer spending habits could be adversely affected, and we could experience lower than expected net sales. In addition, a reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with unsold inventory.  The economic downturn could also adversely affect our vendors which we rely on to supply the products that we sell.  The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We are not certain that our ongoing cost control plans will continue to be successful.

Our business strategy depends, to a substantial degree, on continuing to control or reduce operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs. These activities include maximizing the efficiency of our structure, including through the implementation of a capital spending program in fiscal years 2007 through 2009 to consolidate BSG warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our intellectual property rights, specifically our trademarks and service marks, our ability to compete could be negatively impacted.

The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We own certain trademark and service mark rights used in connection with our business including, but not limited to, “Sally,” “Sally Beauty,” “Sally Beauty Supply,” “Sally Pro Preferred Card,” “Sally Beauty Club Card,” “BSG,” “CosmoProf,” “Proclub,” “Armstrong McCall,” “ion,” “Beyond the Zone,” and “Salon Services.” We protect our intellectual property rights through a variety of methods, including, but not limited to, applying and obtaining trademarks in the U.S., Canada and other countries throughout the world in which our business operates. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants, and others who have access to our proprietary information. While we intend to vigorously protect our trademarks against infringement, we may not be successful in doing so. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our intellectual property rights and trademarks are expected to continue to be substantial.

Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks.

Our ability to capitalize on growth in new international marketplaces and to grow or maintain our current level of operations in our existing international marketplaces is subject to risks associated with our international operations. These risks include: unexpected changes in regulatory requirements; trade barriers to some international marketplaces; economic and foreign currency fluctuations in specific marketplaces; potential difficulties in enforcing contracts, protecting assets, including intellectual property, and collecting receivables in certain foreign jurisdictions; potential tax liabilities associated with repatriating funds from foreign operations; and difficulties and costs of staffing, managing and accounting for foreign operations.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins and similar disruptions affecting the global internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our financial condition and results of operations.

As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. In particular, we have upgraded our financial reporting system and are currently upgrading our distribution systems and implementing a new point-of-sale system for tracking customer sales. These and any other required upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. Since our systems are proprietary, our options are limited in seeking third-party help with the operation and upgrade of these systems. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our business, financial condition or results of operations.

The occurrence of one or more natural disasters or acts of terrorism could adversely affect our operations and financial performance.

The occurrence of one or more natural disasters or acts of terrorism could result in physical damage to one or more of our properties, the temporary closure of stores or distribution centers, the temporary lack of an adequate work force in an area, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from some domestic or foreign suppliers, the temporary disruption in the delivery of goods to our distribution centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores, and/or the temporary reduction in visits to stores by customers.

If one or more natural disasters or acts of terrorism were to impact our business, we could, among other things, incur significantly higher costs and longer lead times associated with distributing products to stores. Furthermore, insurance costs associated with our business may rise significantly in the event of a large scale natural disaster or act of terrorism.

The accounting and other management systems, controls and resources of our ultimate parent, Sally Beauty, may not be adequately prepared to meet the financial reporting and other requirements to which Sally Beauty and we are subject.

Sally Beauty, as an independent, publicly-traded company, is directly subject to reporting and other obligations under the Exchange Act. In addition, as a result of the registered exchange offers for our senior notes and our senior subordinated notes completed in July of 2007, which we collectively refer to as the Notes, we are also directly subject to reporting and other obligations under the Exchange Act. These reporting and other obligations place significant demands on the management and administrative and operational resources, including accounting resources, of Sally Beauty, us and our subsidiaries. As reporting companies, Sally Beauty and we incur significant legal, accounting, and other expenses. Under the SEC rules and regulations, as well as those of the New York Stock Exchange, Sally Beauty and we have significant compliance costs.

In addition, as reporting companies Sally Beauty and we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of, the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm must attest to and report on the effectiveness of such internal controls. If we fail to properly assess and/or achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls are necessary to help prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our debt instruments.

To comply with these requirements, Sally Beauty, we and our subsidiaries are continuously upgrading our systems, including information technology, and implementing additional financial and management controls, reporting systems and procedures. These and any other required upgrades to our financial and management controls, reporting systems, information technology and procedures under the financial reporting requirements and other rules that apply to reporting companies, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of upgrades, or the impact on the reliability of our data from these upgrades will not have a material adverse effect on our business, financial condition or results of operations.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends to Sally Beauty is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure you that the cash flow and earnings of our operating subsidiaries will be adequate for our subsidiaries to service our and their debt obligations.   If our subsidiaries do not generate sufficient cash flow from operations to satisfy their obligations we may have to undertake alternative financing plans, such as refinancing or restructuring our and their debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

Furthermore, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.

Risks Relating to Our Substantial Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

In connection with the Separation Transactions, together with certain of our subsidiaries, we incurred approximately $1,850.0 million in debt. As of September 30, 2009, we had an aggregate principal amount of approximately $1,677.5 million, including capital lease obligations, of outstanding debt, and a total debt to equity ratio of -2.61:1.00.

Our substantial debt could have important consequences to you. For example, it could:

•          make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

•          limit our ability to obtain additional financing or raise even a small amount of equity capital for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes;

•          require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, capital expenditures and other general corporate purposes;

•          restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, which could limit our ability to make required payments on our debt facilities;

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2009, our senior credit facilities provided us commitments for additional borrowings of up to approximately $325.6 million under the asset-backed senior secured loan (or ABL) facility, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations. In addition, the agreements governing our senior credit facilities as well as the indentures governing our senior notes and senior subordinated notes, which we refer to collectively as the Notes, do not prevent us from incurring obligations that do not constitute indebtedness.

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

•    permit restrictions on our subsidiaries’ ability to pay dividends to us.

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

•          change our or our direct parent’s fiscal year; and

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

The indentures governing the Notes also contain restrictive covenants that, among other things, limit Sally Beauty’s and our ability and the ability of our restricted subsidiaries to:

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

•          engage in certain transactions with affiliates; and

•          permit restrictions on our subsidiaries’ ability to pay dividends to us.

The restrictions in the indentures governing our Notes and the terms of our senior credit facilities may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us or at all.

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

The impairment of other financial institutions could adversely affect us.

We have exposure to different counterparties with regard to our interest rate swaps. These transactions expose us to credit risk in the event of default of our counterparty. We also have exposure to financial institutions used as depositories of our corporate cash balances.  If our counterparties and financial institutions become impaired or insolvent, this could have serious consequences to our financial condition and results of operations.

Risks Relating to Our Separation from Alberto-Culver and Relating to Sally Beauty’s Largest Stockholder

We rely upon Alberto-Culver for the accuracy of certain historical services and information.

We sometimes rely upon Alberto-Culver for the accuracy and/or completeness of certain historical services and information provided to us when we were part of that company. For example, as the successor entity to Alberto-Culver after the separation, we rely upon the prior-year federal income tax returns of Alberto-Culver and accounting methods established therein, for certain calculations that affect our U.S. federal income tax liability. We also rely upon Alberto-Culver for historical information related to our insurance programs and other benefits. There can be no assurance that our reliance upon the accuracy or completeness of historical information or services previously provided by them will not have an adverse impact on our business, financial condition and results of operations.

If the share distribution of Alberto-Culver common stock in the transactions separating us from Alberto-Culver did not constitute a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or if Sally Beauty became liable for additional taxes owed by Alberto-Culver, then we may be responsible for payment of significant U.S. federal income taxes.

The following discussion describes the risk that the share distribution of Alberto-Culver common stock in the Separation Transactions may have triggered significant tax liabilities for Sally Beauty, our ultimate parent company, which could result in a material adverse effect on us.  Since we have been a member of Sally Beauty’s consolidated group of companies for U.S. federal income tax purposes and certain state tax purposes during the taxable year of the share distribution of Alberto-Culver common stock, we (and other Sally Beauty subsidiaries that were also members of such group) will generally be liable for the income tax liability of Sally Beauty’s consolidated group of companies for that tax year.  Therefore, if Sally Beauty incurred significant income tax liability as a result of the share distribution of Alberto-Culver common stock and was unable to pay these taxes, we could be liable for such taxes to the taxing authorities. In connection with the share distribution of Alberto-Culver common stock in the separation, Sally Beauty received (i) a private letter ruling from the Internal Revenue Service, or IRS, and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. The private letter ruling and the opinion of counsel were based, in part, on assumptions and representations as to factual matters made by, among others, Alberto-Culver, Sally Beauty and representatives of Mrs. Carol L. Bernick, Mr. Leonard H. Lavin and certain of Sally Beauty’s other stockholders to whom we refer as the Lavin family stockholders, as requested by the IRS or counsel, which, if incorrect, could jeopardize the conclusions reached by the IRS and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the IRS to raise such issues upon a subsequent audit. Opinions of counsel neither bind the IRS or any court, nor preclude the IRS from adopting a contrary position.

If the Alberto-Culver share distribution were not to qualify as a tax-free distribution under Section 355 of the Code, Sally Beauty would recognize taxable gain equal to the excess of the fair market value of the Alberto-Culver common stock distributed to its stockholders over Sally Beauty’s tax basis in such Alberto-Culver common stock.

Even if the Alberto-Culver share distribution otherwise qualified as a tax-free distribution under Section 355 of the Code, it would result in significant U.S. federal income tax liabilities to Sally Beauty if there was an acquisition of its stock or the stock of Alberto-Culver as part of a plan or series of related transactions that includes the Alberto-Culver share distribution and that results in an acquisition of 50% or more of Alberto-Culver’s or Sally Beauty’s outstanding common stock.

In the event that Sally Beauty recognizes a taxable gain in connection with the Alberto-Culver share distribution (either (i) because the Alberto-Culver share distribution did not qualify as a tax-free distribution under Section 355 of the Code or (ii) because of an acquisition by CDR Investors of 50% or more of Alberto-Culver or Sally Beauty’s outstanding common stock as part of a plan or series of related transactions that includes the Alberto-Culver share distribution), the taxable gain recognized by Sally Beauty would result in significant U.S. federal income tax liabilities to Sally Beauty. Under the Code, Sally Beauty would be jointly and severally liable for these taxes for which Alberto-Culver may be required to indemnify Sally Beauty under their tax allocation agreement, and there can be no assurance that Alberto-Culver would be able to fulfill its obligations under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

The process for determining whether a prohibited change in control has occurred under the rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If Alberto-Culver did not carefully monitor its, or Sally Beauty did not carefully monitor its, compliance with these rules, this might inadvertently cause or permit a prohibited change in the ownership of Sally Beauty or of Alberto-Culver to occur, thereby triggering Alberto-Culver’s or Sally Beauty’s respective obligations to indemnify the other pursuant to the tax allocation agreement, which would have a material adverse effect on Sally Beauty and us.

If any of the above events occur, Sally Beauty will be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to Sally Beauty under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder. In addition, these mutual indemnity obligations could discourage or prevent a third party from making a proposal to acquire Sally Beauty.

Actions taken by the Lavin family stockholders or by the CDR investors could adversely affect the tax-free nature of the share distribution of Alberto-Culver common stock in connection with the transactions separating us from Alberto-Culver.

Sales and/or acquisitions by the Lavin family stockholders of Sally Beauty’s common stock or Alberto-Culver’s common stock may adversely affect the tax-free nature of the share distribution of Alberto-Culver’s common stock in the Separation Transactions. First, with certain exceptions, sales by the Lavin family stockholders of Sally Beauty’s common stock or Alberto-Culver’s common stock at any time after the Separation Transactions might be considered evidence that the share distribution was used principally as a device for the distribution of earnings and profits, particularly if the selling stockholder was found to have an intent to effect such sale at the time of the share distribution. If the IRS successfully asserted that the share distribution was used principally as such a device, the share distribution would not qualify as a tax-free distribution, and thus would be taxable to Sally Beauty. Second, with certain exceptions, if any of the Lavin family stockholders had sold an amount of Sally Beauty’s common stock that it received in connection with the Separation Transactions (or acquired additional shares of Sally Beauty’s common stock) within the two year period following completion of the Alberto-Culver share distribution, and that amount of stock, if added to the common stock that was acquired by CDR Investors were to equal or exceed 50% of Sally Beauty’s outstanding common stock, as determined under the Code and applicable Treasury regulations, a deemed acquisition of control of Sally Beauty in connection with the Alberto-Culver share distribution would be presumed. If this presumption were not rebutted, Sally Beauty would be subject to significant U.S. federal income tax liabilities, which, if not reimbursed by Alberto-Culver, would have a material adverse effect on Sally Beauty and us.

The voting power of Sally Beauty’s largest stockholder may discourage third party acquisitions of Sally Beauty at a premium.

CDRS, Sally Beauty’s largest stockholder, owns approximately 47.4% of its outstanding common stock on an undiluted basis. Pursuant to the stockholders agreement entered into by Sally Beauty, the CDR Investors and the Lavin family stockholders, which we refer to as the Stockholders Agreement, CDRS has designated five of Sally Beauty’s eleven directors, as well as the Chairman of Sally Beauty’s Board of Directors, and CDRS’ rights to nominate certain numbers of directors will continue so long as it owns specified percentages of Sally Beauty’s common stock. The CDR Investors’ ownership of Sally Beauty’s common stock may have the effect of discouraging offers to acquire control of Sally Beauty and may preclude holders of its common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of Sally Beauty.

The interests of Sally Beauty’s largest stockholder may differ from the interests of other holders of its common stock.

CDRS, Sally Beauty’s largest stockholder, owns approximately 47.4% of its outstanding common stock on an undiluted basis. Pursuant to the Stockholders Agreement, CDRS has designated five of Sally’s Beauty’s eleven directors and CDRS’ rights to nominate certain numbers of directors will continue so long as it owns specified percentages of Sally Beauty’s common stock, as discussed above. In addition, the current Chairman of Sally Beauty’s Board of Directors is affiliated with CDRS. The interests of CDRS may differ from those of other holders of Sally Beauty’s common stock in material respects. For example, CDRS may have an interest in pursuing acquisitions, divestitures, financings, re-financings, stockholder dividends or other transactions that, in its judgment, could enhance its overall equity portfolio or the short-term value of their investment in Sally Beauty, even though such transactions might involve substantial risks to holders of Sally Beauty’s common stock. The manager of CDRS’ ultimate parent is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of us or our customers. Additionally, CDRS may determine that the disposition of some or all of its interests in Sally Beauty would be beneficial to it at a time when such disposition could be detrimental to Sally Beauty, us and/or to the other holders of Sally Beauty’s common stock. Moreover, the ownership by CDRS of approximately 47.4% of Sally Beauty’s outstanding common stock may have the effect of discouraging offers to acquire control of Sally Beauty and may preclude holders of Sally Beauty’s common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of Sally Beauty.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our store and warehouse locations are leased and our corporate headquarters and four warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2009:

	Sally Beauty Supply		Beauty Systems Group
Location	Company-Operated	Franchise	Company-Operated	Franchise
United States (excluding Puerto Rico)	2,357	—	739	133
Puerto Rico	34	—	3	—
International:
United Kingdom	254	6	—	—
Belgium	28	3	—	—
Canada	45	—	87	—
Chile	16	—	—	—
France	19	2	—	—
Germany	30	—	—	—
Japan	19	—	—	—
Mexico	85	—	—	29
Other	11	14	—	—
Total International	507	25	87	29
Total Store Count	2,898	25	829	162

The following table provides locations for our significant offices and warehouses and corporate headquarters, as of September 30, 2009:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Columbus, Ohio	Warehouse	246,000	(1)
Denton, Texas	Corporate Headquarters	N/A	(1	)(2)
Denton, Texas	Warehouse	45,000	(2)
Jacksonville, Florida	Warehouse	237,000	(1)
Reno, Nevada	Warehouse	253,000	(1)
Leased Properties:
Benicia, California	Office, Warehouse	187,000	(2)
Clackamas, Oregon	Warehouse	104,000	(2)
Fresno, California	Warehouse	200,000	(2)
Greenville, Ohio	Office, Warehouse	246,000	(2)
Pottsville, Pennsylvania	Office, Warehouse	160,000	(2	)(3)
Spartanburg, South Carolina	Warehouse	100,000	(2)
Blackburn, Lancashire, England	Warehouse	107,000	(1)
Calgary, Alberta, Canada	Warehouse	62,000	(2)
Gent, Belgium	Office, Warehouse	83,000	(1)
Mississauga, Ontario, Canada	Office, Warehouse	60,000	(2)
Guadalupe, Nuevo Leon, Mexico	Warehouse	40,000	(1)
Thornliebank, Scotland	Office, Warehouse	94,000	(1)

(1)           Sally Beauty Supply

(2)           BSG

(3)           Property related to the September 30, 2009 acquisition of Schoeneman

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending against us or our subsidiaries as of September 30, 2009. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

We are subject to a number of U.S., federal, state and local laws and regulations, as well as the laws and regulations applicable in each other marketplace in which we do business. These laws and regulations govern, among other things, the composition, packaging, labeling and safety of the products we sell, the methods we use to sell these products and the methods we use to import these products.  We believe that we are in material compliance with such laws and regulations, although no assurance can be provided that this will remain true going forward.

On February 25, 2008, Sally Beauty disclosed in a Current Report on Form 8-K that on February 21, 2008, L’Oreal filed a lawsuit in the Superior Court of the State of California in and for the County of San Diego — Central Division naming, among others, SD Hair, Ltd. and Hair of Nevada, LLC (collectively, “SD Hair”), franchisees of our subsidiary Armstrong McCall division (“AMLP”) of our BSG business unit, as defendants.  The suit alleged, among other things, that SD Hair breached its franchise agreement with AMLP by diverting (selling) Matrix branded products to unauthorized buyers, and that L’Oreal is entitled to make claims against SD Hair under the franchise agreement as a third-party beneficiary of that agreement.  On March 24, 2008, SD Hair filed a cross-complaint in the same case naming AMLP and BSG as cross-defendants, seeking, among other things, i) declaratory relief from BSG and AMLP in the form of a judicial finding that SD Hair is not in breach of its franchise agreement and that L’Oreal has no rights as a third-party beneficiary to SD Hair’s franchise agreement, and ii) injunctive relief in the form of a judicial order compelling AMLP and BSG to take appropriate legal action against L’Oreal to enforce SD Hair’s claimed rights under AMLP’s Matrix distribution agreement.  We have answered the cross-complaint and the lawsuit has been set for a jury trial in June of 2010.

On July 30, 2009, Sally Beauty disclosed in a Current Report on Form 8-K that L’Oreal filed a Second Amended Complaint in connection with the previously disclosed lawsuit described above.  The Second Amended Complaint alleges, among other things, that AMLP, certain of its employees and others were involved in selling Matrix branded products to unauthorized buyers and that certain of its employees (and others) engaged in improper business transactions for personal benefit during 2005 through 2007.  L’Oreal seeks money damages, certain injunctive relief and a declaration that L’Oreal is entitled to terminate the 1981 Matrix Distributor Agreement now in effect between L’Oreal and AMLP.  None of the employees involved in the allegations are executive officers of Sally Beauty or the Company.  Substantially all of these allegations were made known by L’Oreal to the Company prior to the filing of the Second Amended Complaint. L’Oreal also provided the Company with documents allegedly supporting the allegations.

As a result of these allegations made by L’Oreal, many of which are incorporated into the Second Amended Complaint, the Audit Committee of the Board of Directors of Sally Beauty engaged independent special counsel to investigate whether certain employees engaged in improper business transactions for personal benefit.  After extensive review, the Audit Committee and independent special counsel found insufficient evidence to support a conclusion that Sally Beauty or Company employees entered into improper transactions for personal benefit.

On September 8, 2009, AMLP and BSG filed a cross-complaint against L’Oreal.  In the cross-complaint, AMLP and BSG allege that L’Oreal does not have a genuine interest in stopping diversion, and that L’Oreal’s anti-diversion policies have been discriminatorily applied to AMLP and BSG.  AMLP further alleges that L’Oreal is using diversion as a pretext to attempt to terminate the Distributor Agreement with AMLP.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I to Form 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the member units of Sally Holdings LLC.  Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc., owns all of the member units of Sally Holdings LLC.

We do not expect to pay dividends in the foreseeable future.  The agreements governing our indebtedness restrict our ability to pay dividends.   Please see “Risk Factors—Risks Relating to Our Substantial Indebtedness” and Note 11 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data.”

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Holdings LLC and its consolidated subsidiaries for the year ended September 30, 2009, 2008 and 2007, and of Sally Holdings, Inc. and its consolidated subsidiaries for the years ended September 30, 2006 and 2005 (dollars in thousands). Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly owned subsidiary of Sally Beauty in connection with the Separation Transactions. Sally Beauty was formed on June 16, 2006 in connection with the Separation Transactions.

	Year Ended September 30,
	2009	2008	2007	2006	2005
Results of operations information:
Net sales	$2,636,600	$2,648,191	$2,513,772	$2,373,100	$2,254,307
Cost of products sold and distribution expenses	1,393,283	1,413,597	1,360,025	1,286,329	1,227,307
Gross profit	1,243,317	1,234,594	1,153,747	1,086,771	1,027,000
Selling, general and administrative expenses(a)	891,056	895,632	850,159	798,211	768,847
Depreciation and amortization	47,066	48,533	42,605	38,032	33,906
Sales-based service fee charged by Alberto-Culver	—	—	3,779	28,852	27,615
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock(b)	—	—	—	—	4,051
Transaction expenses(c)	—	—	21,502	41,475	—
Operating earnings	305,195	290,429	235,702	180,201	192,581
Interest expense, net(d)	132,043	158,897	145,972	92	2,966
Earnings before provision for income taxes	173,152	131,532	89,730	180,109	189,615
Provision for income taxes	68,424	48,664	41,169	69,916	73,154
Net earnings	$104,728	$82,868	$48,561	$110,193	$116,461

Operating data:
Number of retail stores (end of period):
Sally Beauty Supply	2,923	2,844	2,694	2,511	2,419
Beauty Systems Group	991	929	874	828	822
Total	3,914	3,773	3,568	3,339	3,241
Professional distributor sales consultants (end of period)	1,022	984	1,002	1,163	1,244
Same store sales growth(e):
Sally Beauty Supply	2.1%	1.2%	2.7%	2.4%	2.4%
Beauty Systems Group	1.0%	6.9%	10.1%	4.1%	(0.6)%
Consolidated	1.8%	2.6%	4.5%	2.8%	1.8%
Financial condition information (at period end):
Working capital	$315,943	$348,560	$341,891	$479,107	$382,482
Cash, cash equivalents and short-term investments	54,447	99,788	38,272	107,571	38,612
Property, plant and equipment, net	151,249	156,260	154,068	142,735	149,354
Total assets	1,490,510	1,525,658	1,404,261	1,338,841	1,225,507
Long-term debt, excluding current maturities(d)	1,653,013	1,724,684	1,758,594	621	18,828
Member’s (deficit)/stockholder’s equity	$(642,139)	$(722,280)	$(780,317)	$1,005,967	$900,296

(a)

We adopted the revised accounting standards for stock-based compensation (currently the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718), using the modified prospective method, effective October 1, 2005. Fiscal years 2009, 2008, 2007 and 2006 include share-based compensation of $8.0 million, $9.6 million, $12.3 million and $5.2 million, respectively.

(b)

During fiscal year 2004, Alberto-Culver’s board of directors approved the conversion of all then-outstanding Alberto-Culver shares of Class A common stock into Class B common stock. Fiscal year 2005 includes non-cash charges related to this conversion.

(c)

Fiscal year 2007 includes one-time charges associated with the Separation Transactions. Fiscal year 2006 includes one-time charges associated with the termination of a merger agreement. Please see Note 3 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” for additional information about the Separation Transactions.

(d)	After November 16, 2006, long-term debt primarily represents debt incurred in connection with the Separation Transactions and interest expense related mainly to such indebtedness. Prior to the Separation Transactions, interest expense was attributable to notes payable to then-affiliates.

(e)

Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our internet site has generated sales for at least 14 months and, accordingly, internet-based sales are included in same store sales for fiscal year 2009.

Prior to November 16, 2006, Alberto-Culver owned all shares of issued and outstanding common stock of Sally Holdings, Inc. Since November, 16, 2006, all members units of Sally Holdings LLC have been owned by Sally Investment, a wholly-owned subsidiary of Sally Beauty.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of the financial condition, results of operations and cash flows of Sally Holdings, a wholly-owned subsidiary of Sally Investment Holdings LLC, or Sally Investment, a wholly-owned subsidiary of Sally Beauty Holdings, Inc. or Sally Beauty, and its consolidated subsidiaries, as of and for the fiscal years ended September 30, 2009 and 2008. All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements of Sally Holdings and, for periods prior to the Separation Transactions, the audited consolidated financial statements of Sally Holdings, Inc., and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2009

•                  Our sales from company-operated stores that have been open for at least 14 months as of the last day of a month, which we refer to as same store sales, increased 1.8% for the fiscal year ended September 30, 2009;

•                  Our consolidated net sales for the fiscal year ended September 30, 2009 decreased $11.6 million, or 0.4%, to $2,636.6 million compared to the fiscal year ended September 30, 2008. Net sales for the fiscal year ended September 30, 2009 reflect approximately $86.0 million, or 3.2%, in negative impact from changes in foreign currency exchange rates;

•                  Our consolidated gross profit for the fiscal year ended September 30, 2009 increased $8.7 million, or 0.7%, to $1,243.3 million compared to $1,234.6 million for the fiscal year ended September 30, 2008. As a percentage of net sales, gross profit increased to 47.2% for the fiscal year ended September 30, 2009, compared to 46.6% for the fiscal year ended September 30, 2008;

•                  Our consolidated operating earnings for the fiscal year ended September 30, 2009 increased $14.8 million, or 5.1%, to $305.2 million compared to $290.4 million for the fiscal year ended September 30, 2008. As a percentage of net sales, operating earnings were 11.6% for the fiscal year ended September 30, 2009, compared to 11.0% for the fiscal year ended September 30, 2008;

•                  During fiscal year 2009, we completed our 2-year program to consolidate warehouses and reduce administrative expenses of the BSG segment.  For the fiscal year ended September 30, 2009, unallocated corporate expenses decreased 6.3% to $62.3 million compared to $66.5 million for the fiscal year ended September 30, 2008;

•                  Sally Beauty Supply and BSG opened or acquired 79 and 62 net new stores, respectively, during the fiscal year ended September 30, 2009;

•                  On September 30, 2009, we acquired Schoeneman Beauty Supply, Inc., a 43-store beauty supply chain located in the central northeast United States, for approximately $71.0 million, subject to certain adjustments, and on September 4, 2009, we acquired InterSalon, a leading distributor of premier beauty supply products with 16 stores located in Chile for approximately $6.4 million; and

•                  During fiscal year 2009, we made scheduled payments of $6.1 million, a mandatory repayment in the amount of $16.7 million and optional repayments in the aggregate amount of $45.0 million on our senior term loan facilities, and repurchased $5.0 million in par value of our 10.5% senior subordinated notes (due in November 2016).

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,727 stores and supplied 187 franchised stores in North America, South America and selected European countries, as of September 30, 2009. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,022 professional distributor sales consultants who sell directly to salons and salon professionals.  We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2009, our consolidated net sales and operating earnings were $2,636.6 million and $305.2 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2009, Sally Beauty Supply operated 2,898 company-operated retail stores, 2,357 of which are located in the U.S.

(with the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Chile) and supplied 25 franchised stores (all outside the U.S.). Sally Beauty Supply stores in the U.S. range in size between 1,200 square feet and 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 4,000 and 8,000 SKUs of beauty products and includes products for hair care, skin and nail care, beauty sundries and electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise. For the year ended September 30, 2009, Sally Beauty Supply’s net sales and segment operating earnings were $1,695.7 million and $283.9 million, respectively, representing 64.3% and 75.6% of our consolidated net sales and operating profit before unallocated corporate expenses, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2009, BSG had 829 company-operated stores, supplied 162 franchised stores and had a sales force of approximately 1,022 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially all states in the U.S. and in portions of Canada, Puerto Rico, Mexico and certain European countries. BSG stores average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 4,000 and 9,000 SKUs of beauty products, includes hair care and color, skin and nail care, beauty sundries and electrical appliances; targeting salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the year ended September 30, 2009, BSG’s net sales and segment operating profit were $940.9 million and $91.6 million, respectively, representing 35.7% and 24.4% of our consolidated net sales and operating profit before unallocated corporate expenses, respectively.

Industry and Business Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products, offset by lower sales of electrical products during periods of prolonged economic slowdown. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

•             High level of marketplace fragmentation.  The U.S. salon channel is highly fragmented with over 250,000 salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

•             Growth in booth renting and frequent stocking needs.  Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons.  In addition, booth renters, who comprise a significant percentage of total U.S. salon professionals, are often responsible for purchasing their own supplies. Historically, booth renters have significantly increased as a percentage of total salon professionals, and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply.  These factors continue to drive demand for conveniently located professional beauty supply stores.

•             Increasing use of exclusive-label products.  We offer a broad range of private label and control label products, which we generally refer to collectively as “exclusive-label products.” Private label products are brands for which we own or license the trademark and, in some instances, the formula. Control label products are brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. Generally, our exclusive-label products have higher gross margins than the leading third-party branded products, and we believe this area offers potential growth. Please see “Risk Factors - We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

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

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations.  For example, on September 4, 2009, we acquired Distribuidora Intersalon Limitada, a leading distributor of premier beauty supply products with 16 stores located in

Chile and, in May of 2008, we acquired Pro-Duo, N.V., a cash and carry retailer of both professional and retail hair products with 40 stores located mainly in Belgium, France and Spain. In addition, in February of 2007, we acquired Chapelton 21 Limited, a private company based in Scotland with almost 100 stores located in the United Kingdom, Ireland, Germany, and Spain.  These acquisitions furthered our expansion plans in Europe, a significant part of Sally Beauty Supply’s international growth initiative.  We intend to continue to identify and evaluate non-U.S. acquisition targets.  Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisitions may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors - We may not be able to successfully identify acquisition candidates and complete desirable acquisitions,” “If we acquire any businesses in the future they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks.”

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

•             High level of competition.  Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating.”

•             Economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.  However, a continued downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers.  These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors — A further downturn in the economy may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.”

•             Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our structure. In late fiscal year 2007, we began implementing an approximately $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. We estimate that this program resulted in cost savings of approximately $8.0 million in the fiscal year 2009 and believe that annualized cost savings from this program could approximate $10.0 million beginning in fiscal year 2010. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful.”

•             Opening new stores.  Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S. - based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. However, in response to economic conditions and to allow flexibility to capitalize on potential real estate revaluations in key locations, we have slowed our new store openings. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our financial condition or results of operations. Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected.”

•             Changes to our information technology systems.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, in fiscal year 2009, we began upgrading our distribution information systems (in connection with our capital spending program to consolidate warehouses, as discussed above), upgrading our AS400 iSeries servers and installing Hyperion software to enhance our financial reporting system. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations.  Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems.”

Significant Recent Acquisitions

During the fiscal year 2009, we acquired Schoeneman Beauty Supply, Inc. (“Schoeneman”) at a cost of approximately $71.0 million, subject to certain adjustments, of which a significant portion was allocated to goodwill. The acquisition of Schoeneman, a 43-store beauty supply chain located in the central northeast United States, was on September 30, 2009 and was pursuant to a merger agreement between Schoeneman, the former stockholders of Schoeneman and a subsidiary of the Company. The Company currently expects to realize approximately $10 million of future tax savings as a result of anticipated incremental depreciation and amortization tax deductions relating to the assets acquired in this transaction. Goodwill of approximately $61.0 million was recorded as a result of this acquisition. In addition, during the fiscal year 2009, we completed several other individually immaterial acquisitions at an aggregate cost of $11.3 million. The purchase prices of all acquisitions completed during the fiscal year 2009 have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The final valuation of the assets acquired and liabilities assumed will be completed during fiscal year 2010. Generally, we funded these acquisitions with cash from operations.

During the fiscal year 2008, we completed several acquisitions at an aggregate cost of $53.4 million, of which substantially all was allocated to intangible assets and goodwill.  Generally, we funded these acquisitions with cash from operations as well as borrowings under our ABL facility.  In May of 2008, we acquired Pro-Duo, a 40-store beauty supply chain with stores mainly in Belgium, France and Spain, for €19.3 million (approximately $29.8 million plus incidental acquisition costs capitalized) subject to certain adjustments.  This acquisition provided the Sally Beauty Supply segment with an expanded geographic footprint in continental Europe and was funded with cash from operations and borrowings on our subsidiaries’ ABL facility.  We also assumed €3.0 million (approximately $4.7 million) of pre-acquisition debt of Pro-Duo in connection with the acquisition.

During the fiscal year 2007, we acquired Chapelton 21 Limited, which we refer to as Salon Services, a private company based in Scotland. This acquisition provided the Sally Beauty Supply segment a strong European presence. We acquired Salon Services for an aggregate cash purchase price of approximately $57.8 million of which $30.0 million was allocated to goodwill and $17.6 million was allocated to identifiable intangible assets. We financed the purchase price through a draw-down of approximately $57.0 million under our ABL facility. In addition, we extinguished approximately $3.9 million of pre-acquisition debt of Salon Services. Salon Services, through its direct and indirect subsidiaries supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland and Spain.

Our Separation from Alberto-Culver

Our business historically constituted two operating segments within the consolidated financial statements of Alberto-Culver. On November 16, 2006, we separated from Alberto-Culver, pursuant to the Investment Agreement. As a result: (i) we became an indirect wholly-owned subsidiary of Sally Beauty; (ii) Sally Beauty, through us, owns and operates the Sally Beauty Supply and BSG distribution businesses that were owned and operated by Alberto-Culver prior to the Separation Transactions; (iii) at the closing of the Separation Transactions, the stockholders of Alberto-Culver prior thereto became the beneficial owners of approximately 52% of Sally Beauty’s outstanding common stock on an undiluted basis and the CDR Investors, who in the aggregate invested $575.0 million in Sally Beauty, received an equity interest representing approximately 48% of Sally Beauty’s outstanding common stock on an undiluted basis; and (iv) Alberto-Culver continued to own and operate its consumer products business. In addition, in connection with the Separation Transactions, we and certain of our subsidiaries incurred approximately $1,850.0 million of indebtedness. See Note 11 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” of this Annual Report.

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no share-based compensation plans of its own; however, certain employees of the Company had been granted stock options and stock awards under share-based compensation plans of Alberto-Culver. Alberto-Culver treated the Separation Transactions as though they constituted a change in control for purposes of Alberto-Culver’s stock options and stock awards. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of Alberto-Culver, including those held by our employees, became fully vested upon completion of the Separation Transactions. Due to the Separation Transactions, during the fiscal year 2007, we recorded a charge of approximately $5.3 million, which represents the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for our employees vested over the original vesting periods. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of Sally Beauty’s common stock.

Credit Facilities

The Term Loans and the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The Term Loans may be prepaid at our option at any time without premium or penalty. Such facility is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the Term Loans) for any fiscal year unless a specified leverage ratio is met.  Additionally, the facility is subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

Our Notes are unsecured obligations of us and Sally Capital and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each of our material domestic subsidiaries (other than Sally Capital). Our Notes carry optional redemption features whereby we have the option to redeem the Notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest and, thereafter, at par plus a premium declining ratably to par, plus accrued and unpaid interest.

Details of long-term debt (excluding capitalized leases) as of September 30, 2009 are as follows (dollars in thousands):

	Amount	Maturity dates	Interest Rates
ABL facility	$—	—	(i)	Prime plus up to 0.50% or;
			(ii)	LIBOR plus (1.00% to 1.50%)
Term Loan A	105,000	Nov. 2012	(i)	Prime plus (1.00% to 1.50%) or;
			(ii)	LIBOR plus (2.00% to 2.50%)
Term Loan B	863,856	Nov. 2013	(i)	Prime plus (1.25% to 1.50%) or;
			(ii)	LIBOR plus (2.25% to 2.50%)
Other (a)	3,135	2009-2014	4.05% to 7.0%
Total	$971,991

Senior notes	$430,000	Nov. 2014	9.25%
Senior subordinated notes	275,000	Nov. 2016	10.50%
Total	$705,000

(a)   Represents pre-acquisition debt of Pro-Duo, N.V.

Other Significant Items

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage its cash flow risk associated with changing interest rates as it relates to its Term Loans. We do not currently purchase or hold any derivative instruments for trading or speculative purposes. The counterparties are deemed to be of substantial resources and strong creditworthiness. However, these transactions do result in exposure to credit risks in the event of default by a counterparty. The recent financial crisis affecting the banking systems and financial markets resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity and, thus, we could be exposed to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our interest rate swaps, we could incur substantial financial loss. At September 30, 2009, the aggregate fair market value of all our interest rate swaps was a liability of $17.7 million.

In November of 2006, we entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with a notional amount of $150 million expired in November of 2008 and interest rate swap agreements with a notional amount of $350 million will expire in November of 2009. These interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of these interest rate swap agreements is recorded in net interest expense in the consolidated statements of earnings.

Additionally, in May of 2008, we entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements are designated as effective hedges, consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815.  Accordingly, adjustments to reflect the change in the fair values of these interest rate swap agreements are recorded in accumulated other comprehensive income until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any ineffectiveness is recognized in net interest expense in the consolidated statements of earnings. Please see “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” and Note 12 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data.”

Share-Based Payments

We have no share-based plans of our own. Since the Separation Transactions, we have been a wholly-owned subsidiary of Sally Beauty, and certain of our employees have been granted stock options and share awards under its share-based compensation plans. For the fiscal years 2009, 2008 and 2007, total share-based compensation cost charged against earnings was $8.0 million, $9.6 million and $12.3 million, respectively, and resulted in an increase in due to Sally Beauty by the same amounts. Share-based compensation for the fiscal year 2007 includes $5.3 million of accelerated expense related to the Separation Transactions.  Share-based compensation for the fiscal year 2009, 2008 and 2007 includes $2.0 million, $3.1 million and $2.6 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of Sally Beauty’s 2007 Omnibus Incentive Plan (the “2007 Plan”), which is a share-based compensation plan adopted by the stockholders of Sally Beauty during fiscal year 2007. For the fiscal year 2009, 2008 and 2007, the total income tax benefit recognized in the consolidated statements of earnings from all share-based compensation plans in which our employees participate or participated was $1.9 million, $2.3 million and $4.8 million, respectively, and resulted in the recognition of deferred tax assets of the same amount. Our consolidated statements of cash flows reflect, for the fiscal year 2009, an excess tax shortfall of $0.2 million and, for the fiscal year 2008 and 2007, excess tax benefits of $0.5 million and $0.8 million, respectively, from employee exercises of stock options as financing cash flows. As of September 30, 2009, we had $8.9 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be charged to expense over the weighted average period of 2.3 years and $2.0 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be charged to expense over the weighted average period of 3.3 years.

Prior to the Separation Transactions, we were a subsidiary of Alberto-Culver and had no share-based compensation plans of our own; however, certain of our employees had been granted stock options and restricted stock awards under share-based compensation plans of Alberto-Culver. The Separation Transactions constituted a change in control for purposes of Alberto-Culver’s stock option and stock award plans. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by our employees, became fully vested upon completion of the Separation Transactions on November 16, 2006. In addition, Alberto-Culver’s stock option and stock award plans became Sally Beauty’s plans. Accordingly, in fiscal year 2007, we recorded a charge to expense equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods had these stock options and stock awards for our employees vested over the original vesting periods. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of Sally Beauty’s common stock.

Results of Operations

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2009, 2008 and 2007 (in millions):

	Year Ended September 30,
	2009	2008	2007
Net sales	$2,636.6	$2,648.2	$2,513.8
Cost of products sold and distribution expenses	1,393.3	1,413.6	1,360.0
Gross profit	1,243.3	1,234.6	1,153.8
Total other operating costs and expenses	938.1	944.2	918.1
Operating earnings	305.2	290.4	235.7
Interest expense, net	132.0	158.9	146.0
Earnings before provision for income taxes	173.2	131.5	89.7
Provision for income taxes	68.5	48.6	41.2
Net earnings	$104.7	$82.9	$48.5

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2009, 2008 and 2007, expressed as a percentage of net sales for the respective periods:

	Year Ended September 30,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	52.8%	53.4%	54.1%
Gross profit	47.2%	46.6%	45.9%
Total other costs and expenses	35.6%	35.6%	36.5%
Operating earnings	11.6%	11.0%	9.4%
Interest expense, net	5.0%	6.0%	5.8%
Earnings before provision for income taxes	6.6%	5.0%	3.6%
Provision for income taxes	2.6%	1.9%	1.7%
Net earnings	4.0%	3.1%	1.9%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Year Ended September 30,
	2009	2008(a)	2007(a)
Net sales:
Sally Beauty Supply	$1,695,652	$1,672,897	$1,569,088
BSG	940,948	975,294	944,684
	$2,636,600	$2,648,191	$2,513,772
Gross Profit	$1,243,317	$1,234,594	$1,153,747
Gross profit margin	47.2%	46.6%	45.9%

Selling, general and administrative expenses	$891,056	$895,632	$850,159
Depreciation and amortization	$47,066	$48,533	$42,605

Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$283,872	$285,615	$272,364
BSG	91,604	80,927	63,456
Segment operating profit	375,476	366,542	335,820
Unallocated expenses	(62,289)	(66,499)	(62,570)
Share-based compensation expense	(7,992)	(9,614)	(12,267)
Sales-based service fee charged by Alberto-Culver	—	—	(3,779)
Transaction expenses	—	—	(21,502)
Operating earnings	305,195	290,429	235,702
Interest expense, net of interest income	(132,043)	(158,897)	(145,972)
Earnings before provision for income taxes	$173,152	$131,532	$89,730

Segment operating profit margin:
Sally Beauty Supply	16.7%	17.1%	17.4%
BSG	9.7%	8.3%	6.7%
Consolidated operating profit margin	11.6%	11.0%	9.4%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	2,923	2,844	2,694
BSG	991	929	874
	3,914	3,773	3,568
Same store sales growth(b)
Sally Beauty Supply	2.1%	1.2%	2.7%
BSG	1.0%	6.9%	10.1%
Consolidated	1.8%	2.6%	4.5%

(a)               Certain amounts for prior fiscal years have been reclassified to conform to the current year’s presentation.

(b)              Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Sally Beauty’s internet site has generated sales for at least 14 months and, accordingly, internet-based sales are included in same store sales for the fiscal year 2009.

Description of Sales and Expenses

Net Sales.  Our net sales consist primarily of the following:

•             Sally Beauty Supply.  Sally Beauty Supply generates net sales primarily by selling products through its stores to both professional and retail customers. Sally Beauty Supply sells hair care, hair color, skin and nail care products, electrical appliances and other beauty related accessories. Because approximately 42% of our Sally Beauty Supply product sales come from exclusive or control label brands, most of these same products are generally not available in most other retail stores or in our BSG business segment. Various factors influence Sally Beauty Supply’s net sales including local competition, product assortment and availability, price, hours of operation and marketing and promotional activity. Sally Beauty Supply’s product assortment and sales are generally not seasonal in nature.

•             Beauty Systems Group.  BSG generates net sales by selling products to salon professionals and independent stylists through company-operated and franchised stores as well as through its network of professional distributor sales consultants. BSG sells hair care, hair color products, skin and nail care products, electrical appliances and other beauty related accessories. These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty Supply stores. Various factors influence BSG’s net sales, including product breadth and availability, competitive activity, relationships with suppliers, new product introductions and price. BSG’s product assortment and sales are generally not seasonal in nature.

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

Transaction Expenses.  For fiscal year 2007, transaction expenses are costs associated with the Separation Transactions and are primarily payments to Alberto-Culver pursuant to the separation agreements. In addition, we recognized severance costs for two executives and certain professional fees related to the Separation Transactions.

Net Interest Expense.  Net interest expense includes the amortization of deferred debt issuance costs and is stated net of interest income. Net interest expense is primarily associated with debt incurred in connection with the Separation Transactions.

The Fiscal Year Ended September 30, 2009 compared to the Fiscal Year Ended September 30, 2008

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2009	2008	Increase (Decrease)
Net sales:
Sally Beauty Supply	$1,695,652	$1,672,897	$22,755	1.4%
BSG	940,948	975,294	(34,346)	(3.5)%
Consolidated net sales	$2,636,600	$2,648,191	$(11,591)	(0.4)%

Gross profit:
Sally Beauty Supply	$878,738	$858,375	$20,363	2.4%
BSG	364,579	376,219	(11,640)	(3.1)%
Consolidated gross profit	$1,243,317	$1,234,594	$8,723	0.7%

Gross profit margin:
Sally Beauty Supply	51.8%	51.3%	0.5%
BSG	38.7%	38.6%	0.1%
Consolidated gross profit margin	47.2%	46.6%	0.6%

Net Sales

Consolidated net sales decreased by $11.6 million, or 0.4%, for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $70.5 million, or 2.7%, and sales through certain non-store sales channels contributed an increase of approximately $3.9 million, or 0.1%, to consolidated net sales. Other sales channels experienced declines compared to the fiscal year ended September 30, 2008. Sales through BSG’s franchise-based businesses declined by approximately $12.0 million, or 0.5%, sales through our BSG distributor sales consultants declined approximately $29.2 million, or 1.1%, and sales through new stores (not including acquisitions) declined approximately $19.6 million, or 0.7%, due to fewer store openings through the twelve-month period ended September 30, 2009 compared to the twelve-month period ended September 30, 2008. In addition, incremental sales from businesses acquired in the preceding 12 months contributed $25.2 million, or 1.0%, less to our consolidated net sales for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008. Consolidated net sales for the fiscal year ended September 30, 2009, are inclusive of approximately $86.0 million in negative impact from changes in foreign currency exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $22.8 million, or 1.4%, for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $52.4 million, or 3.1%, while our non-store sales channels contributed an increase of approximately $3.9 million, or 0.2%. Sales of businesses acquired in the preceding 12 months contributed $28.3 million less to the Sally Beauty Supply segment’s net sales for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008 and sales through new stores (not including acquisitions) declined approximately $5.3 million, or 0.3%. Net sales for Sally Beauty Supply for the fiscal year ended September 30, 2009, are inclusive of approximately $64.1 million in negative impact from changes in foreign currency exchange rates.

Beauty Systems Group.  Net sales for BSG decreased by $34.3 million, or 3.5%, for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008. While company-operated stores that have been open for at least 14 months contributed an increase of approximately $18.1 million, or 1.9%, and sales from businesses acquired in the preceding 12 months contributed $3.1 million more to the BSG segment’s net sales, other sales channels experienced declines compared to the fiscal year ended September 30, 2008. Sales through BSG’s franchise-based businesses declined by approximately $12.0 million, or 1.2%, sales through distributor sales consultants declined approximately $29.2 million, or 3.0%, and sales through new stores (not including acquisitions) declined approximately $14.3 million, or 1.5%. Net sales for BSG for the fiscal year ended September 30, 2009, are inclusive of approximately $21.9 million in negative impact from changes in foreign currency exchange rates.

Gross Profit

Consolidated gross profit increased by $8.7 million, or 0.7%, for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008, principally due to higher sales volume for the Sally Beauty Supply segment and improved gross margin percentages for both business segments. This increase was partially offset by lower sales volume for the BSG segment, as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $20.4 million, or 2.4%, for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008, principally as a result of increased unit sales volume and improved margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 51.8% for the fiscal year ended September 30, 2009 compared to 51.3% for the fiscal year ended September 30, 2008. This increase was the result of recent marketing efforts, low-cost sourcing initiatives and a shift in product mix (including an increase in sales of exclusive-label products and other higher-margin products).

Beauty Systems Group.  BSG’s gross profit decreased by $11.6 million, or 3.1%, for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008, principally as a result of lower unit sales volume. BSG’s gross profit as a percentage of net sales increased slightly to 38.7% for the fiscal year ended September 30, 2009 compared to 38.6% for the fiscal year ended September 30, 2008, principally as a result of a favorable change in sales mix towards higher company-operated store sales volume (with higher gross profit margins as opposed to both franchise store and distributor sales consultants’ sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased by $4.6 million, or 0.5%, to $891.1 million for the fiscal year ended September 30, 2009 compared to $895.6 million for the fiscal year ended September 30, 2008.   Selling, general and administrative expenses, as a percentage of net sales, were 33.8% for both the fiscal year ended September 30, 2009 and the fiscal year ended September 30, 2008. The decrease in selling, general and administrative expenses reflects lower share-based compensation of $1.6 million, lower sales commissions of $4.7 million and a decrease in other unallocated corporate expenses as a result of cost-saving initiatives as well as favorable foreign currency transactions of $3.9 million resulting from intercompany notes not permanently invested, partially offset by the incremental expenses related to businesses acquired in the last twelve months as well as to an increase in advertising expenses of approximately $4.5 million. Selling, general and administrative expense for the fiscal year ended September 30, 2008 included approximately $3.0 million for BSG retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007) and warehouse optimization expenses of approximately $2.4 million, with no similar expenses in the fiscal year ended September 30, 2009.

Depreciation and Amortization

Consolidated depreciation and amortization decreased to $47.1 million for the fiscal year ended September 30, 2009 compared to $48.5 million for the fiscal year ended September 30, 2008, due to a favorable impact from changes in foreign currency exchange rates, partially offset by the expenses associated with businesses acquired in the fiscal years 2008 and 2009.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Fiscal Year Ended September 30,
	2009	2008(a)	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$283,872	$285,615	$(1,743)	(0.6)%
BSG	91,604	80,927	10,677	13.2%
Segment operating profit	375,476	366,542	8,934	2.4%
Unallocated expenses	(62,289)	(66,499)	(4,210)	(6.3)%
Share-based compensation expense	(7,992)	(9,614)	(1,622)	(16.9)%
Operating earnings	$305,195	$290,429	$14,766	5.1%

(a) Certain amounts for prior fiscal years have been reclassified to conform to the current year’s presentation.

Consolidated operating earnings increased by $14.8 million, or 5.1%, to $305.2 million for the fiscal year ended September 30, 2009 compared to $290.4 million for the fiscal year ended September 30, 2008. Operating earnings, as a percentage of net sales, were 11.6% for the fiscal year ended September 30, 2009 compared to 11.0% for the fiscal year ended September 30, 2008. The increase in consolidated operating earnings was due primarily to an increase in BSG operating earnings and declines in unallocated expenses and share-based compensation expense, offset in part by a decline in the Sally Beauty Supply’s operating profits, as discussed below.  Consolidated operating earnings for the fiscal year ended September 30, 2009, are inclusive of approximately $1.4 million in negative impact from changes in foreign currency exchange rates.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased $1.7 million, or 0.6%, to $283.9 million for the fiscal year ended September 30, 2009 compared to $285.6 million for the fiscal year ended September 30, 2008.  The decrease in Sally Beauty Supply’s segment operating earnings was primarily a result of higher advertising costs of approximately $6.4 million and the incremental costs related to approximately 78 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the fiscal year ended September 30, 2009, partially offset by declines in other segment operating expenses resulting from cost-saving initiatives.  Segment operating earnings, as a percentage of net sales, were 16.7% for the fiscal year ended September 30, 2009 compared to 17.1% for the fiscal year ended September 30, 2008. The decrease in Sally Beauty Supply’s segment operating earnings as a percentage of segment net sales was primarily a result of higher advertising costs as a percentage of segment net sales and continued softer sales in some of the segment’s international operations.

Beauty Systems Group.  BSG’s segment operating earnings increased $10.7 million, or 13.2%, to $91.6 million for the fiscal year ended September 30, 2009 compared to $80.9 million for the fiscal year ended September 30, 2008. Segment operating earnings, as a percentage of net sales, were 9.7% for the fiscal year ended September 30, 2009 compared to 8.3% for the fiscal year ended

September 30, 2008. This increase was due primarily to a decline in segment operating expenses resulting from cost-saving initiatives and slightly higher segment gross profit, as discussed above. BSG’s segment operating earnings also reflect, for the fiscal year ended September 30, 2008, approximately $3.0 million for retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007). Segment operating earnings for the fiscal year ended September 30, 2009, are inclusive of approximately $2.0 million in negative impact from changes in foreign currency exchange rates.

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments decreased by $4.2 million, or 6.3%, to $62.3 million for the fiscal year ended September 30, 2009 compared to $66.5 million for the fiscal year ended September 30, 2008. This decrease was due primarily to favorable foreign currency transactions of $5.1 million resulting from intercompany notes not permanently invested, partially offset by an increase in corporate expenses mainly in connection with recent upgrades to our information technology systems.

Share-based Compensation Expense. For the fiscal year ended September 30, 2009, total compensation cost charged against income for share-based compensation arrangements was $8.0 million compared to $9.6 million for the fiscal year ended September 30, 2008. This decrease was due to a decline in the fair value per share of options awarded in the period ended September 30, 2009 compared to options awarded in the period ended September 30, 2008.  During the fiscal year ended September 30, 2009 and 2008, the Sally Beauty granted to the Company’s employees and consultants approximately 2.7 million and 2.8 million stock options, respectively, and approximately 123,000 and 136,000 restricted share awards, respectively, under the 2007 Plan.

Net Interest Expense

Interest expense, net of interest income of $0.3 million, was $132.0 million for the fiscal year ended September 30, 2009 compared to $159.0 million, net of interest income of $0.7 million, for the fiscal year ended September 30, 2008.  The decrease in interest expense was primarily attributable to a $9.9 million favorable change in the fair value of certain interest rate swaps (please see Note 12 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data”) and to lower prevailing interest rates on our ABL and senior term loan facilities and lower outstanding principal balances on our senior term loans.

Provision for Income Taxes

Provision for income taxes was $68.4 million during the fiscal year ended September 30, 2009 compared to $48.7 million for the fiscal year ended September 30, 2008.  The effective tax rate is 39.5% for fiscal year 2009 compared to 37.0% for fiscal year 2008.  The increase in the effective tax rate primarily relates to a reduction in earnings in low tax jurisdictions and a reduction in favorable permanent items triggered by lower foreign earnings.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $21.9 million, or 26.3%, to $104.7 million for the fiscal year ended September 30, 2009 compared to $82.9 million for the fiscal year ended September 30, 2008. Net earnings, as a percentage of net sales, were 4.0% for the fiscal year ended September 30, 2009 compared to 3.1% for the fiscal year ended September 30, 2008.

The Fiscal Year Ended September 30, 2008 compared to the Fiscal Year Ended September 30, 2007

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2008	2007(a)	Increase (Decrease)
Net sales:
Sally Beauty Supply	$1,672,897	$1,569,088	$103,809	6.6%
BSG	975,294	944,684	30,610	3.2%
Consolidated net sales	$2,648,191	$2,513,772	$134,419	5.3%

Gross profit:
Sally Beauty Supply	$858,375	$798,656	$59,719	7.5%
BSG	376,219	355,091	21,128	6.0%
Consolidated gross profit	$1,234,594	$1,153,747	$80,847	7.0%

Gross profit margin:
Sally Beauty Supply	51.3%	50.9%	0.4%
BSG	38.6%	37.6%	1.0%
Consolidated gross profit margin	46.6%	45.9%	0.7%

(a)           Certain amounts for prior fiscal years have been reclassified to conform to the current year’s presentation.

Net Sales

Consolidated net sales increased $134.4 million, or 5.3% for the fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007.  The significant factors causing the net sales increase were same store sales growth of 2.6%, which contributed approximately $51.5 million, or 2.0%; net sales from new stores (not including acquisitions) of approximately $45.0 million, or 1.8%; and $56.3 million, or 2.2%, in additional sales from acquired businesses; partially offset by a decrease in franchise store sales of approximately $15.7 million, or 0.6%, and in distributor sales consultant revenue of approximately $12.0 million, or 0.5%. These amounts are inclusive of approximately $18.4 million, or 0.7%, in positive impact from foreign currency exchange rates. Current period net sales were positively impacted by the introduction of new product lines during the fiscal year 2008 but negatively impacted by lower L’Oreal product sales of approximately $36.2 million due to the previously-disclosed contractual changes occurring during fiscal year 2007.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $103.8 million, or 6.6%, for the fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007.  The significant factors causing the net sales increase were same stores sales growth of 1.2%, which contributed approximately $17.7 million, or 1.1%; net sales from 110 new stores (not including acquisitions) of approximately $26.6 million, or 1.7%; and $56.3 million, or 3.6%, in additional sales from acquired businesses. These sales are inclusive of approximately $8.0 million, or 0.5%, in positive impact from foreign currency exchange rates.  Same store sales were positively impacted by continued growth of exclusive-label product sales and certain merchandise categories as well as an increase in promotional sales.

Beauty Systems Group.  Net sales for BSG increased $30.6 million, or 3.2% for the fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007.  The significant factors causing the net sales increase were same store sales growth of 6.9%, which contributed approximately $33.8 million, or 3.6%; and net sales from 44 new stores of approximately $18.4 million, or 1.9%; partially offset by a decrease in franchise sales of approximately $15.7 million, or 1.7%, and in distributor sales consultant revenue of approximately $12.0 million, or 1.3%. These sales are inclusive of approximately $10.4 million, or 1.1%, in positive impact from foreign currency exchange rates.  BSG net sales were positively impacted by the introduction of new product lines during the fiscal year 2008 but negatively impacted by lower L’Oreal product sales of approximately $36.2 million due to the previously-disclosed contractual changes during fiscal year 2007.

Gross Profit

Consolidated gross profit increased $80.8 million for the fiscal year ended September 30, 2008 as compared to the fiscal year ended September 30, 2007, principally due to increased sales volume resulting from acquisitions for Sally Beauty Supply and improved gross margins in both operating segments.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased $59.7 million for the fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007, principally as a result of increased unit sales volume and gross profit margin improvements across nearly all geographic areas.  Sally Beauty Supply’s gross profit as a percent of net sales increased to 51.3% for the fiscal year ended September 30, 2008 compared to 50.9% for the fiscal year ended September 30, 2007. This increase was principally the result of a shift in product mix including an increase in sales of exclusive-label products and other higher-margin products.  This increase was partially offset by an increase in promotional initiatives in the U.S. and higher freight costs.

Beauty Systems Group.  BSG’s gross profit increased $21.1 million for the fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007. This increase was principally as a result of increased unit sales volume offset in part by approximately $1.7 million of warehouse optimization costs, included in cost of products sold and distribution expenses.  BSG’s gross profit as a percentage of net sales increased to 38.6% for the fiscal year ended September 30, 2008 compared to 37.6% for the fiscal year ended September 30, 2007. This increase was due primarily to margin pressure from lower-margin products in our franchise-based business during the fiscal year ended September 30, 2007 that was not repeated during the fiscal year ended September 30, 2008 as well as a shift in sales mix during the fiscal year ended September 30, 2008, towards higher company-operated store sales volume (with higher gross profit margins as opposed to both franchise store and distributor sales consultants’ sales), as well as the introduction of new product lines during the fiscal year 2008.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $45.5 million to $895.6 million for the fiscal year ended September 30, 2008 compared to $850.2 million for the fiscal year ended September 30, 2007. This increase was attributable principally to expenses directly associated with the increase in unit sales volume, increased expenses related to the opening of new stores and to acquired businesses. Selling, general and administrative expenses include approximately $2.4 million of warehouse optimization costs for the fiscal year ended September 30, 2008 and approximately $3.0 million and $5.2 million of BSG retention incentives for distributor sales consultants due to the L’Oreal contractual changes reported during fiscal year 2007 for the fiscal year ended September 30, 2008 and 2007, respectively. Most of the retention incentives related to the L’Oreal contractual changes have been expensed during 2007 and 2008. Fiscal 2008 results also include professional fees incurred for a corporate reorganization project related to the rationalization of our various foreign subsidiaries.  Selling, general and administrative expenses, as a percentage of net sales, were 33.8% for the fiscal years ended September 30, 2008 and 2007.  The expense increases were partially offset by a $1.0 million decrease in expenses from the inclusion in the results, for the fiscal year ended September 30, 2007, of allocated overhead charges from Alberto-Culver prior to the Separation Transactions. There were no comparable charges during the fiscal year ended September 30, 2008.

Depreciation and Amortization

Consolidated depreciation and amortization increased $5.9 million to $48.5 million for fiscal year ended September 30, 2008 compared to $42.6 million for the fiscal year ended September 30, 2007.  The increase was due primarily to the amortization of intangible assets associated with acquisitions and capital expenditures made to support unit growth of both operating segments.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged by Alberto-Culver was $3.8 million for the fiscal year ended September 30, 2007.  The fiscal year ended September 30, 2008 had no comparable expenses as a result of the cancellation of this agreement in connection with the Separation Transactions.

Transaction Expenses

We recorded $21.5 million in expenses related to the Separation Transactions for the fiscal year ended September 30, 2007.  These expenses were for fees allocated to us by Alberto-Culver for severance payments to certain former officers and for other professional fees related to the Separation Transactions.  We did not incur any comparable expenses related to the Separation Transactions in the fiscal year ended September 30, 2008.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (in thousands):

	Fiscal Year Ended September 30,
	2008(a)	2007(a)	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$285,615	$272,364	$13,251	4.9%
BSG	80,927	63,456	17,471	27.5%
Segment operating profit	366,542	335,820	30,722	9.1%
Unallocated expenses	(66,499)	(62,570)	3,929	6.3%
Share-based compensation expense	(9,614)	(12,267)	(2,653)	(21.6)%
Sales-based service fee charged by Alberto-Culver	—	(3,779)	(3,779)	(100.0)%
Transaction expenses	—	(21,502)	(21,502)	(100.0)%
Operating earnings	$290,429	$235,702	$54,727	23.2%

(a) Certain amounts for prior fiscal years have been reclassified to conform to the current year’s presentation.

Consolidated operating earnings increased $54.7 million, or 23.2%, to $290.4 million for the fiscal year ended September 30, 2008 compared to $235.7 million for the fiscal year ended September 30, 2007. Operating earnings, as a percentage of net sales, were 11.0% for the fiscal year ended September 30, 2008 compared to 9.4% for the fiscal year ended September 30, 2007.  The increase in consolidated operating earnings was due primarily to increased gross profit by both operating segments as well as the non-recurrence of both $21.5 million of expenses related to the Separation Transactions and a sales-based service fee of $3.8 million charged by Alberto-Culver in the fiscal year ended September 30, 2007.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $13.3 million, or 4.9%, to $285.6 million for the fiscal year ended September 30, 2008 compared to $272.4 million for the fiscal year ended September 30, 2007. Segment operating earnings, as a percentage of net sales, were 17.1% for the fiscal year ended September 30, 2008 compared to 17.4% for the fiscal year ended September 30, 2007.  The decrease in Sally Beauty Supply’s segment operating earnings as a percentage of net sales was primarily a result of higher advertising costs of approximately $3.6 million.

Beauty Systems Group.  BSG’s segment operating earnings increased $17.5 million, or 27.5%, to $80.9 million for the fiscal year ended September 30, 2008 compared to $63.4 million for the fiscal year ended September 30, 2007. Segment operating earnings, as a percentage of net sales, were 8.3% for the fiscal year ended September 30, 2008 compared to 6.7% for the fiscal year ended September 30, 2007.  BSG’s segment operating earnings were positively impacted by improvement in gross profit margins due to sales mix as well as a lower growth rate in selling, general and administrative expenses.  In addition, operating earnings were improved from the non-recurrence of certain consulting fees and expenses related to the L’Oreal contractual changes incurred for the fiscal year ended September 30, 2007.  These improvements were offset, in part, by the operating expenses attributable to stores opened and businesses acquired as well as by warehouse optimization project expenses of $4.7 million (including depreciation) in the fiscal year ended September 30, 2008.

Unallocated expenses. Unallocated expenses, which represent corporate costs that have not been charged to the operating segments, increased to $66.5 million, or by approximately $3.9 million, for the year ended September 30, 2008 compared to the year ended September 30, 2007.  The increase was due primarily to higher payroll related costs to provide support for the growth in segment operations.

Share-based Compensation Expense. For the fiscal year ended September 30, 2008, total compensation cost charged against income for share-based compensation arrangements was $9.6 million compared to $12.3 million for the year ended September 30, 2007.  The amounts for the fiscal year 2008 included $3.1 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement and, for the fiscal year 2007, $5.3 million of accelerated expense related to the Separation Transactions and $2.6 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement.

During the years ended September 30, 2008 and 2007, Sally Beauty granted to the Company’s employees approximately 2.8 million and 5.1 million stock options, respectively.

Sales-based Service Fee Charged by Alberto-Culver. The sales-based service fee charged by Alberto-Culver was $3.8 million for the fiscal year ended September 30, 2007.  The fiscal year ended September 30, 2008 had no comparable expenses as a result of the cancellation of this agreement in connection with the Separation Transactions.

Transaction Expenses. We recorded $21.5 million in expenses related to the Separation Transactions for the fiscal year ended September 30, 2007.  These expenses were for fees allocated to us by Alberto-Culver for severance payments to certain former officers and for other professional fees related to the Separation Transactions.  We did not incur any comparable expenses related to the Separation Transactions in the fiscal year ended September 30, 2008.

Interest Expense, net

Interest expense, net of interest income of $0.7 million, was $159.0 million for the fiscal year ended September 30, 2008 compared to $146.0 million, net of interest income of $1.7 million, for the fiscal year ended September 30, 2007.  The increase in interest expense was primarily attributable to the impact of interest associated with the debt incurred on November 16, 2006 which was outstanding for 47 less days in fiscal year 2007 than in fiscal year 2008.  Net interest expense also reflects non-cash expense of $4.6 million and $3.0 million for the fiscal year ended September 30, 2008 and 2007, respectively, resulting from marked-to-market adjustments for certain interest rate swaps, as described in Note 12 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data.”

Provision for Income Taxes

Provision for income taxes was $48.7 million during the fiscal year ended September 30, 2008 compared to $41.2 million for the fiscal year ended September 30, 2007. The effective tax rate is 37.0% for fiscal year 2008 compared to 45.9% for fiscal year 2007.  The reduction in the estimated annual effective tax rate primarily relates to non-deductible costs related to the Separation Transactions included in the tax rate for the fiscal year 2007 and the reduced impact of permanent items on higher earnings and a reduction in foreign statutory tax rates for fiscal year 2008.

Net Earnings

As a result of the foregoing, consolidated net earnings increased $34.3 million to $82.9 million for the fiscal year ended September 30, 2008 compared to $48.6 million for the fiscal year ended September 30, 2007. Net earnings, as a percentage of net sales, were 3.1% for the fiscal year ended September 30, 2008 compared to 1.9% for the fiscal year ended September 30, 2007.

Financial Condition

September 30, 2009 Compared to September 30, 2008

Working capital (current assets less current liabilities) at September 30, 2009 was $315.9 million compared to $348.6 million at September 30, 2008, representing a decrease of $32.6 million. The ratio of current assets to current liabilities was 1.79 to 1.00 at September 30, 2009 compared to 1.76 to 1.00 at September 30, 2008. The decrease in working capital reflects an $88.5 million decrease in current assets and a decrease of $55.9 million in current liabilities.  The decrease in current assets as of September 30, 2009 includes a $45.3 million decrease in cash and cash equivalents and a $38.5 million reduction in inventory levels.  The decrease in current liabilities as of September 30, 2009 was primarily the result of a decrease in current maturities of long-term debt of $76.1 million partially offset by an increase of $21.6 million in accounts payable.

Cash and cash equivalents decreased by $45.3 million to $54.4 million at September 30, 2009 compared to $99.8 million at September 30, 2008 due primarily to cash used in connection with acquisitions and to repay debt during the fiscal year ended September 30, 2009 (please see Liquidity and Capital Resources below).

Inventories decreased by $38.5 million to $559.7 million at September 30, 2009 compared to $598.2 million at September 30, 2008 due primarily to efforts to right-size inventory levels (including through lower purchases by us) during the fiscal year ended September 30, 2009 in response to the current economic slowdown, and to the effect of foreign currency translation adjustments of approximately $7.3 million, partially offset by the inventories of businesses acquired in the 2009 fiscal year.

Current maturities of long-term debt decreased by $76.1 million to $24.5 million at September 30, 2009 compared to $100.6 million at September 30, 2008 due primarily to the repayment of $75.0 million of borrowings under our ABL facilities (please see Liquidity and Capital Resources below).

Accounts payable increased by $21.6 million to $193.6 million at September 30, 2009 from $172.0 million at September 30, 2008 due primarily to changes in the timing of payments to vendors in connection with purchases of inventory and property plant and equipment in the ordinary course of business, and to the assumption of the accounts payable of businesses acquired in the 2009 fiscal year.

Net property and equipment decreased $5.0 million to $151.2 million at September 30, 2009 compared to $156.3 million at September 30, 2008, primarily due to current fiscal year depreciation expense and the effect of foreign currency translation adjustments, partially offset by the net property and equipment of businesses acquired in the 2009 fiscal year.

Goodwill increased $69.2 million to $494.1 million at September 30, 2009 compared to $425.0 million at September 30, 2008, primarily due to acquisitions (please see Note 17 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data”), partially offset by the effect of foreign currency translation adjustments.

Intangible assets decreased $6.7 million to $78.7 million at September 30, 2009 compared to $85.4 million at September 30, 2008, primarily due to current fiscal year amortization expense and the effect of foreign currency translation adjustments, partially offset by the effect of businesses acquired in the 2009 fiscal year.

Other assets decreased $4.0 million to $50.7 million at September 30, 2009 compared to $54.7 million at September 30, 2008, primarily due to amortization of the costs associated with the fiscal year 2007 issuance of debt, which are being amortized as interest expense over the term of the debt.

Long-term debt (excluding current maturities) decreased by $71.7 million to $1,653.0 million at September 30, 2009 compared to $1,724.7 million at September 30, 2008 due primarily to repayments of principal under our senior term loan facilities made during the fiscal year ended September 30, 2009 (please see Liquidity and Capital Resources below).

Deferred income tax liabilities, net, decreased $3.5 million to $34.4 million at September 30, 2009 compared to $37.9 million at September 30, 2008. This decrease was primarily due to differences between depreciation included for tax purposes versus depreciation included in our consolidated statements of earnings, and the tax effect of deferred (losses) gains on certain interest rate swaps.

Stock options subject to redemption decreased $4.1 million to $1.8 million at September 30, 2009 compared to $5.9 million as of September 30, 2008, primarily due to exercises, cancellations and other adjustments in connections with these options.

Total member’s deficit decreased by $80.1 million to $642.1 million at September 30, 2009, as a result of net earnings of $104.7 million; partially offset by cumulative translation adjustments and deferred losses on interest rate swaps, as described below.

Accumulated other comprehensive (loss) income changed by $24.6 million, to a loss of $15.9 million at September 30, 2009, due to foreign currency translation adjustments of $14.4 million and deferred losses on hedged interest rate swaps of $10.2 million, net of income tax.

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

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred primarily in connection with the Separation Transactions and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with covenants and financial ratios related to their existing or future indebtedness. In addition, under Delaware law, the ability of each of our subsidiaries to make distributions to us will be limited to the extent: (i) of its surplus, or if there is no surplus, of its net earnings for the fiscal year in which the distribution is declared and/or the preceding fiscal year, if such subsidiary is a corporation; or (ii) the fair value of its assets exceeds its liabilities, in the case of a subsidiary that is a limited liability company. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness.”

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

During the fiscal year ended September 30, 2009, the Company made scheduled payments in the aggregate amount of $6.1 million on its senior term loans. The senior term loan facilities may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory repayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year unless a specified leverage ratio is met. In January 2009, the Company made a mandatory repayment on the senior term loan facilities in the amount of $16.7 million and expects to make a mandatory repayment in the amount of $22.3 million in January of 2010. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of it over the twelve-month period following any such payment under the terms of the loan agreement. During the fiscal year ended September 30, 2009, the Company also made optional repayments in the aggregate amount of $45.0 million on its senior term loans. In addition, in May 2009, the Company repurchased $5.0 million in par value of its 10.5% senior subordinated notes (due in November 2016) for approximately $5.0 million, plus accrued interest. In connection with the mandatory and optional repayments made during the fiscal year ended September 30, 2009, the Company recorded losses on extinguishment of debt in the aggregate amount of $1.0 million, which are included in net interest expense in the Company’s consolidated statements of earnings.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations, and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance anticipated capital expenditures over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors.”

We utilize our ABL facility for the issuance of letters of credit as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the fiscal year ended September 30, 2009 have varied in amounts of up to $20.0 million, with total amounts outstanding ranging from zero up to $120.0 million. The amounts drawn are generally paid down with cash provided by our operating activities.

As of September 30, 2009, we had $325.6 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. The agreements and instruments governing the debt of us and our subsidiaries contain material limitations on our ability to pay dividends and other restricted payments to Sally Beauty.

Under the agreements and indentures governing the term loan facilities and the notes, we may not make certain restricted payments to Sally Beauty if a default then exists under the credit agreement or the indentures or if our consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of September 30, 2009, our consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments we are able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60 million.  If borrowing availability falls below this amount, we may nevertheless make restricted payments to Sally Beauty in the aggregate since the date of the Separation Transactions, together with the aggregate cash amount paid in acquisitions since said date, of not greater than $50 million, together with certain other exceptions.  As of September 30, 2009, borrowing availability under the ABL facility exceeded $60 million. As of September 30, 2009, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $225.3 million, subject to certain adjustments.

During the fiscal year ended September 30, 2009, we completed several acquisitions at an aggregate cost of $82.3 million. In general, we funded these acquisitions with cash from operations. For example, on September 4, 2009, we acquired Distribuidora Intersalon Limitada, a leading distributor of premier beauty supply products with 16 stores located in Chile for approximately $6.4 million and, on September 30, 2009, we acquired Schoeneman Beauty Supply, Inc. (“Schoeneman”), a 43-store beauty supply chain located in the central northeast United States, for approximately $71.0 million, subject to certain adjustments.

During the fiscal year ended September 30, 2008, we completed several acquisitions at an aggregate cost of $53.4 million. In general, we funded these acquisitions with cash from operations and, when necessary, with borrowings under our ABL facility. For example, in May of 2008, we acquired Pro-Duo, a 40-store beauty supply chain located in Belgium, France and Spain, for €19.3 million (approximately $29.8 million plus incidental costs capitalized) subject to certain adjustments.  We also assumed €3.0 million (approximately $4.7 million) of pre-acquisition debt of Pro-Duo in connection with the acquisition.

Historical Cash Flows

Our primary source of cash has been from funds provided by operating activities and, for fiscal years 2009, 2008 and 2007, from borrowings. The primary uses of cash during the past three years were for acquisitions and capital expenditures and, for fiscal year 2007, for the cash distribution paid in connection with the Separation Transactions. The following table shows our sources and uses of funds for the fiscal years ended September 30, 2009, 2008 and 2007 (in thousands):

	Fiscal Year Ended September 30,
	2009	2008	Change	2008	2007	Change
Cash provided by operating activities	$223,984	$111,415	$112,569	$111,415	$194,267	$(82,852)
Cash used by investing activities	(118,559)	(98,162)	(20,397)	(98,162)	(121,364)	23,202
Cash (used) provided by financing activities	(149,916)	47,134	(197,050)	47,134	(143,814)	190,948
Effect of foreign currency exchange rate changes on cash and cash equivalents	(850)	1,129	(1,979)	1,129	1,612	(483)
Net (decrease) increase in cash and cash equivalents	$(45,341)	$61,516	$(106,857)	$61,516	$(69,299)	$130,815

Cash Provided by Operating Activities

Net cash provided by operating activities, which excludes cash used for acquisitions completed during the period, during the fiscal year ended September 30, 2009 increased by $112.6 million to $224.0 million compared to $111.4 million during the fiscal year ended September 30, 2008. The increase was primarily due to a reduction of approximately $75.7 million in inventory levels, an increase in accounts payable and accrued expenses of approximately $29.0 million, and an improvement of approximately $21.9 million in earnings, partially offset by a change in other liabilities of $12.4 million for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008.

Net cash provided by operating activities, which excludes the effects of acquisitions, during the fiscal year ended September 30, 2008 decreased by $82.9 million to $111.4 million compared to $194.3 million during the fiscal year ended September 30, 2007. The decrease was due primarily to an increase in cash used to purchase inventory of approximately $69.6 million as our inventory levels increased and a reduction in accounts payable and accrued expenses of $35.6 million.  This decrease was offset, in part, by improved earnings for the fiscal year ended September 30, 2008 of approximately $34.3 million.

Cash Used by Investing Activities

Net cash used by investing activities during the fiscal year ended September 30, 2009 increased by $20.4 million to $118.6 million compared to $98.2 million during the fiscal year ended September 30, 2008.  This increase was primarily due to $28.6 million more in cash used for acquisitions, partially offset by lower capital expenditures (primarily as a result of fewer store openings) for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008.

Net cash used by investing activities during the fiscal year ended September 30, 2008 decreased by $23.2 million to $98.2 million compared to $121.4 million during the fiscal year ended September 30, 2007.   This decrease was due primarily to a reduction in cash used for acquisitions of $23.5 million (including approximately $29.8 million in connection with the acquisition of Pro-Duo in 2008 and approximately $57.7 million in connection with the acquisition of Salon Services in 2007) partially offset by proceeds from the sale of property and equipment in 2007 of $8.4 million.

Cash (Used) Provided by Financing Activities

Net cash (used) provided by financing activities during the fiscal year ended September 30, 2009 changed by $197.1 million to cash used of $149.9 million compared to cash provided of $47.1 million during the fiscal year ended September 30, 2008.  The change was primarily due to net borrowings of $63.6 million under our ABL facility during the fiscal year ended September 30, 2008 compared to net repayments of $75.0 million during the fiscal year ended September 30, 2009. In addition, during the fiscal year ended September 30, 2009, the Company made scheduled payments in the aggregate amount of $6.1 million, a mandatory repayment in the amount of $16.7 million and optional repayments in the aggregate amount of $45.0 million on its term loan facilities and the Company repurchased $5.0 million in par value of its senior subordinated notes (please see Liquidity and Capital Resources above).

Net cash provided by financing activities during the fiscal year ended September 30, 2008 increased by $190.9 million to $47.1 million compared to cash used of $143.8 million during the fiscal year ended September 30, 2007.  The increase was due primarily to the absence, during the fiscal year ended September 30, 2008, of distributions to Sally Beauty and Alberto-Culver and costs associated with the Separation Transactions (including debt issuance costs and the special cash distribution paid to Sally Beauty) during the fiscal year ended September 30, 2007. These increases were offset, in part, by the absence, during the fiscal year ended September 30, 2008, of proceeds from the issuance of debt in connection with the Separation Transactions during the fiscal year ended September 30, 2007.

Credit Facilities

In connection with the Separation Transactions, we: (i) entered into the Term Loans in an aggregate amount of $1,070.0 million; (ii) issued senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million (the Notes); and (iii) entered into the $400.0 million ABL facility, subject to borrowing base limitations, of which approximately $70.0 million was drawn at closing, which resulted in the incurrence of aggregate indebtedness in connection with the Separation Transactions of approximately $1,850.0 million. Proceeds from this new debt and the $575.0 million equity investment in Sally Beauty by the CDR Investors were used to pay a $25.00 per share cash dividend to holders of record of Alberto-Culver shares as of the record date for the Separation Transactions. Please see “Risk Factors—Risks Relating to Our Substantial Indebtedness.”

As of September 30, 2009, there were outstanding borrowings of $968.9 million under the Term Loans, at a weighted average interest rate of 2.52%, and outstanding borrowings of $705.0 million under the Notes, at a weighted average interest rate of 9.75%. As of September 30, 2009, we had $325.6 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business. These restrictions and limitations relate to:

•                  disposal of assets

•                  incurrence of additional indebtedness (including guarantees of additional indebtedness)

•                  dividends and distributions

•                  certain debt prepayments and modifications

•                  liens on assets

•                  making investments (including joint ventures)

•                  mergers, consolidations or sales of our assets

•                  ability of subsidiaries to pay dividends

•                  making acquisitions of all of the business or assets of or stock representing beneficial ownership of, any person

In addition, the ABL facility contains restrictions and limitations related to: (i) changing our line of business; (ii) changing our fiscal year; and (iii) creating or incurring negative pledges.

The Term Loans and the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The Term Loans may be prepaid at our option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the Term Loans) for any fiscal year unless a specified leverage ratio is met. Additionally, the Term Loans are subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The Term Loans contain a covenant requiring us and our subsidiaries to meet certain maximum consolidated secured leverage ratio levels, which decline over time. The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA as defined in the agreement underlying the Term Loans. Compliance with the consolidated secured leverage ratio is tested quarterly, with a maximum ratio of 4.50 as of September 30, 2009. Failure to comply with the consolidated secured leverage ratio covenant under the Term Loans would result in a default under such facilities.

The ABL facility contains a covenant requiring us and our subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 in the event that availability under the ABL facility falls below $40.0 million. The fixed-charge coverage ratio is defined as the ratio of (A) EBITDA (as defined in the agreement underlying the ABL facility, or Credit Agreement EBITDA) less unfinanced capital expenditures to (B) fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL facility).

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

Consolidated EBITDA and Credit Agreement EBITDA are not recognized measurements under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating income or operating cash flow. In addition, because other companies may calculate EBITDA differently, Consolidated EBITDA and Credit Agreement EBITDA likely will not be comparable to EBITDA or similarly titled measures reported by other companies or reported by us in our quarterly earnings releases.

We believe that we are currently in compliance with the agreements and instruments governing our debt, including our financial covenants. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. Please see “Risk Factors—Risks Relating to Our Substantial Indebtedness.”

Capital Requirements

During the fiscal year 2009, we had total capital expenditures of approximately $37.3 million which were primarily to fund the addition of new stores; the remodel, expansion or relocation of existing stores in the ordinary course of our business; and corporate projects. For the fiscal year 2010, we anticipate capital expenditures in the range of approximately $45.0 million to $50.0 million, excluding acquisitions. Capital expenditures will be primarily for the addition of new stores; the remodel, expansion or relocation of existing stores in the ordinary course of our business; and corporate projects.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2009 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest obligations(a)	$117,310	$268,187	$1,026,306	$771,331	$2,183,134
Operating leases obligations(b)	128,417	197,876	99,332	63,351	488,976
Purchase obligations(c)	66,176	55,169	—	—	121,345
Other long-term obligations(d)	12,300	30,343	8,340	4,930	55,913
Total	$324,203	$551,575	$1,133,978	$839,612	$2,849,368

(a)                                  Long-term debt includes capital leases and future interest payments on debt facilities, based upon outstanding principal amounts and interest rates as of September 30, 2009.

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

Our assumptions with respect to the interest rates applicable to the Term Loans and the ABL facility are subject to changes that may be material. In addition, other future events could cause actual payments to differ materially from these amounts. Please see Note 12 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” of this Annual Report and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” for a discussion of interest rate swap agreements.

The majority of our operating leases are for Sally Beauty Supply and BSG stores, which typically are located in strip shopping centers. The use of operating leases allows us to expand our business to new locations without making significant up-front cash outlays for the purchase of land and buildings.

Off-Balance Sheet Financing Arrangements

At September 30, 2009 and 2008, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs, which totaled $13.4 million and $12.1 million, respectively.

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

Our critical accounting policies include but are not limited to the valuation of inventories, vendor concessions, retention of risk, income taxes, long-lived assets impairment assessment, share-based payments and related party transactions.

Valuation of Inventories

When necessary, we adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Inventories are stated at the lower of cost (first in, first out method) or market (net realizable value). Estimates of the future demand for our products, age of the inventory and changes in stock-keeping units are some of the key factors used by our management in assessing the net realizable value of inventories. We estimate inventory shrinkage based upon our historical experience. Actual results differing from these estimates could significantly affect our inventories and cost of products sold and distribution expenses. Inventory shrinkage averaged approximately 1.0% of consolidated net sales in fiscal years 2009, 2008 and 2007. A 10% increase or decrease in our estimate of inventory shrinkage at September 30, 2009, would impact net earnings by approximately $1.5 million, net of income tax.

Vendor Rebates and Concessions

We account for cash consideration received from vendors under ACS 605-50, Customer Payments and Incentives. This standard states that cash consideration received by a customer is presumed to be a reduction of the cost of sales unless it is for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of the cost of sales and is allocated to cost of products sold and distribution expenses as the related inventory is sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the consolidated statements of earnings. We record cash consideration expected to be received from vendors in other receivables. These receivables are recorded at the amount we believe will be collected based on the provisions of the programs in place and are computed by estimating the point in time that we have completed our performance under the agreements and the amounts earned. These receivables could be significantly affected if actual results differ from management’s expectations. A 10% increase or decrease in these receivables at September 30, 2009, would impact net earnings by approximately $1.4 million, net of income tax.

Retention of Risk

Employee Health Insurance Liability

We maintain a largely self-funded program for healthcare benefits for employees who work for us on a full-time basis. We cover the majority of expenses associated with these benefits, other than payroll deductions and out-of pocket expenses paid by the employees. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year and $1,000,000 per individual for a lifetime maximum) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2009 and 2008, we accrued an estimated liability relating to employee health insurance of $5.6 million and $7.1 million, respectively.  Prior to the Separation Transactions, our employees were covered by healthcare plans provided by Alberto-Culver.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. Estimates of medical costs and trends in claims are some of the key factors used by our management in determining our employee health insurance liability. This liability could be significantly affected if actual results differ from management’s expectations. A 10% increase or decrease in our employee health insurance liability at September 30, 2009 would impact net earnings by approximately $0.3 million, net of income tax.

Workers’ Compensation Liability, General Liability and Automobile and Property Liability

We maintain a large deductible insurance plan for workers’ compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of the ultimate liability on an actuarial analysis performed by an independent third-party actuary. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2009 and 2008, our balance sheet included an estimated liability related to the deductible and retention limits of approximately $19.7 million and $16.5 million, respectively. Prior to the Separation Transactions, we were covered by the workers’ compensation, general liability and automobile and property liability plans provided by Alberto-Culver.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers’ compensation, general liability and automobile and property liability insurance coverage. Changes in estimates occur over time due to such factors as claims incidence and severity of injury or damages. Our liabilities could be significantly affected if actual results differ from management’s expectations or actuarial analyses. A 10% increase or decrease in our workers’ compensation liability, general liability and automobile and property liability at September 30, 2009 would impact net earnings by approximately $1.2 million, net of income tax.

The change in the self-insurance liability was as follows (in thousands):

	Year Ended September 30,
	2009	2008
Balance at beginning of period	$25,415	$18,663
Self-insurance expense	54,566	46,511
Self-insurance liability of businesses acquired	214	—
Payments, net of employee contributions	(53,275)	(39,759)
Balance at end of period	$26,920	$25,415

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

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. We believe that it is more likely than not that our results of operations in the future will generate sufficient taxable income to realize our deferred tax assets, net of the valuation allowance currently recorded. In the future, if we determine that certain deferred tax assets will not be realizable, the related adjustments could significantly affect our effective tax rate at that time.  The estimated tax benefit of an uncertain tax position is recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

Long-Lived Assets Impairment Assessment

Long-lived assets, such as property and equipment, including store equipment, and purchased intangibles subject to depreciation or amortization, are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no significant impairments in the current or prior fiscal years presented in the accompanying financial statements.

Share-Based Payments

We account for stock-based compensation under ASC 718. We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. For fiscal years 2009, 2008 and 2007, total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements was $8.0 million, $9.6 million and $12.3 million, respectively.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of Sally Beauty’s stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. We estimate expected volatility by using an industry group that Sally Beauty belongs to since it is not practicable to estimate the expected volatility due to our lack of trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options. The dividend yield represents Sally Beauty’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. We have based all these estimates on our assumptions as of September 30, 2009. Our estimates for future periods may be based on different assumptions and accordingly may differ.

We believe that our stock-based compensation expense is based on reasonable estimates and assumptions. However, if actual results are not consistent with our estimate or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock based compensation expense for the year ended September 30, 2009 would affect earnings by approximately $0.5 million, net of income tax.

Related Party Transactions

In January of 2007, we entered into an agreement with Sally Beauty under which we agreed to provide certain general and administrative services to Sally Beauty including accounting, finance, payroll, legal and tax sharing services. The cost of these services is based on a percentage of certain key employees’ salaries and benefits, and may not necessarily be indicative of the costs which would be incurred by Sally Beauty as an independent stand alone entity.

In addition, we have entered into a tax sharing agreement and we file consolidated tax returns with our parent, Sally Beauty.  See Note 16 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” of this report for further information.

Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard named The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This pronouncement, among other things, identified the previously issued accounting standards that were considered authoritative generally accepted accounting principles in the U.S. and replaced all previously issued accounting pronouncements of the FASB, and its predecessor rule-making bodies, with the ASC. This standard was effective prospectively for reporting periods ended after September 15, 2009 and, accordingly, the Company adopted it during the fourth quarter of the fiscal year 2009. The adoption of this standard did not have an effect on the Company’s consolidated financial position, results of operations or cash flows. As a result of adopting this standard, the Company’s references to GAAP standards have been changed to refer to topics, subtopics, sections or subsections of the ASC, as appropriate.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before the financial statements are issued. This accounting standard requires the disclosure, among other things, of the date through which an entity has evaluated subsequent events and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This accounting standard must be applied prospectively for interim and annual periods ended after June 15, 2009 and, accordingly, the Company adopted its provisions effective for the quarter ended June 30, 2009. In connection therewith, the Company has evaluated all material transactions and events through November 19, 2009, the last full business day before this Annual Report was filed with the SEC.

Effective on January 1, 2009, the Company adopted the amendment to ASC 815 contained in ASC 815-10-65, Derivatives and Hedging, Transition (“ASC 815-10-65”). ASC 815-10-65 established, among other things, the disclosure requirements for derivative instruments and for hedging activities. This standard amended and expanded those disclosures to also require qualitative disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features contained in the derivative instruments.  This standard also requires companies to disclose information about how derivatives and related hedges are accounted for and how the hedges affect the entity’s financial position, financial performance and cash flows, including the location and amounts of derivative instruments in the entity’s financial statements.

As required by ASC 815, the Company records all derivative instruments on its balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative instrument in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the impact on earnings of the hedged transaction or transactions. The Company may from time to time enter into derivative contracts that are intended to hedge certain economic risks even though hedge accounting does not apply or the Company elects not to apply hedge accounting to such derivative contracts. Please see Note 12 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” for more details about the Company’s derivative instruments and hedging activities as of September 30, 2009.

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to its financial instruments, effective on October 1, 2008.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  This standard establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swaps. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the valuation hierarchy. In accordance with ASC 820, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows (in thousands):

	As of September 30, 2009
	Total	Level 1	Level 2	Level 3
Liabilities
Long-term debt (1)	$1,655,076	$727,719	$927,357
Hedged interest rate swaps (2)	15,365		15,365
Non-hedged interest rate swaps (2)	2,356		2,356
Total	$1,672,797	$727,719	$945,078

(1) Long-term debt, which is carried at amortized cost in the Company’s financial statements, is valued using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

(2) Interest rate swaps are valued using internal models based on market observable inputs, including market interest rates.

In April 2009, the FASB amended ASC 825, Financial Instruments. This amendment, currently contained in ASC 825-10-50, extended to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amended prior accounting standards to require those disclosures in summarized financial information at interim reporting periods. This amendment was effective for interim reporting periods ending after June 15, 2009 and its adoption, during the third quarter of the fiscal year 2009, did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the following pronouncements on our consolidated financial statements:

In August 2009, the FASB issued Accounting Standards Update 2009-05 which amended ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to the measurement of liabilities at fair value, effective for interim reporting periods beginning after August 26, 2009. This update provides clarification for liabilities in which a quoted price in an active market for an identical liability is not available.

In April 2008, the FASB amended ASC 350, Intangibles and Other. This new accounting standard, currently contained in ASC 350-30-35, specifically amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This new standard is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In December 2007, the FASB revised the accounting standards for business combinations. This new standard, currently contained in ASC 805, Business Combinations (“ASC 805”), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaces the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  This new standard further requires that acquisition-related costs be recognized separately from the related acquisition and must be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

In April 2009, the FASB issued ASC 805-20 Business Combinations — Identifiable Assets and Liabilities and Any Non-controlling Interest. This new accounting standard amends and clarifies ASC 805 and applies to assets acquired and liabilities assumed that arise from contingencies in a business combination.  This amendment must also be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and credit risk. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For fiscal year 2009, 2008 and 2007, approximately 16%, 18% and 16%, respectively, of our sales were made in currencies other than the U.S. dollar. Consolidated net sales for the fiscal year ended September 30, 2009, are inclusive of approximately $86.0 million in negative impact from changes in foreign currency exchange rates. In addition, for the fiscal year ended September 30, 2009, other comprehensive income reflects $14.4 million in foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates for the fiscal years 2009, 2008 and 2007 did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

We currently have no derivative financial instruments intended to manage foreign currency exchange rate risk. A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted consolidated net sales by approximately 1.6% in the fiscal year 2009, and would have impacted consolidated net assets by 2.3% at September 30, 2009.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the Term Loans and the ABL facility. Based on the approximately $968.9 million of borrowings under the Term Loans and the ABL facility as of September 30, 2009, a change in the estimated applicable interest rate up or down by 1/8% will increase or decrease earnings before provision for income taxes by approximately $1.2 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

We are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, pursuant to the agreement underlying our Term Loans we hedge a portion of our floating interest rate exposure for a specified period as more fully described below. We do not purchase or hold any derivative instruments for speculative or trading purposes.

In November of 2006, we entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with a notional amount of $350 million expire in November 2009. The agreements outstanding at September 30, 2009 enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest rates ranging from 7.19% to 7.44%. These interest rate swap agreements do not currently qualify as hedges and, therefore, the change in the fair value of these interest rate swap agreements, which are adjusted quarterly, are recorded in net interest expense in the Company’s results of operations. As discussed in Item 1A “Risk Factors,” changes in the fair value of these interest rate swap agreements are mainly driven by interest rate changes and will increase or decrease our net interest expense and may therefore affect our earnings.

In May of 2008, we entered into two additional interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million).  These agreements expire on May 31, 2012 and enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest ranging from 5.818% to 6.090%.  These agreements are designated as effective hedges consistent with ASC 815.  Adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded in accumulated other comprehensive (loss) income until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any ineffectiveness of these interest rate swaps is recognized in earnings.

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

Please see “Index to Financial Statements” which is located on page 67 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background.  Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K sets forth the attestation report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the KPMG attestation report for a more complete understanding of the topics presented.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Annual Report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation.  The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, by our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2009, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. A system of internal controls may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2009 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm.  Please refer to KPMG’s Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 67 of this Annual Report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I to Form 10-K

ITEM 11.   EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I to Form 10-K

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I to Form 10-K

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to Form 10-K

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

The Audit Committee of the Board of Directors of Sally Beauty (the “Audit Committee”) is responsible for the appointment, compensation and oversight of the work of our independent public accountant. The Audit Committee of Sally Beauty has reviewed the non-audit services provided by KPMG and determined that the provision of these services during fiscal year 2009 was compatible with maintaining KPMG’s independence.

Pre-Approval Policy.  The Audit Committee (or its designee, as described below) approved all audit and permissible non-audit fees during fiscal year 2009.  The Audit Committee has the sole and direct authority to engage, appoint and replace our independent auditors. In addition, the Audit Committee has established an Audit and Non-Audit Services Pre-Approval Policy, whereby every engagement of KPMG to perform audit or permissible non-audit services on behalf of us or any of our subsidiaries requires pre-approval from the Audit Committee or its designee before KPMG is engaged to provide those services. Pursuant to that policy, we expect that on an annual basis, the Audit Committee will review and provide pre-approval for certain types of services that may be rendered by the independent auditors, together with a budget for the applicable fiscal year. The pre-approval policy also requires the pre-approval of any fees that are in excess of the amount budgeted by the Audit Committee. The pre-approval policy contains a provision delegating limited pre-approval authority to the chairman of the Audit Committee in instances when pre-approval is needed prior to a scheduled Audit Committee meeting. The chairman of the Audit Committee would be required to report on such pre-approvals at the next scheduled Audit Committee meeting. As a result, the Audit Committee or its designee has approved 100% of all services performed by KPMG on behalf of us or any of our subsidiaries subsequent to November 16, 2006, the date we became a reporting company.

Fees Paid to KPMG

The fees billed by KPMG for benefit of the Company with respect to the years ended September 30, 2008 and 2007 were as follows:

	Fiscal Years Ended September 30,
	2009	2008

Audit Fees(1)	$2,196,908	$2,293,496

Audit-Related Fees(2)	59,500	57,000

Tax Fees (3)	72,037	33,750

All Other Fees	—	—

Total Fees(4)	$2,328,445	$2,384,246

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

(4)           The Audit Committee of Sally Beauty’s Board of Directors pre-approved all fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a)   Financial Statements and Financial Statement Schedules

Please see “Index to Financial Statements” which is located on page 67 of this Annual Report.

(b)   Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

Exhibits

Exhibit No.	Description
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.02 to the Current Report on Form 8-K of New Sally Holdings, Inc. (File No. 333-136259) filed on October 30, 2006

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.4 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.01 to the Current Report on Form 8-K of New Sally Holdings, Inc. (File No. 333-136259) filed on October 30, 2006

3.1

Certificate of Formation of Sally Holdings LLC, which is incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

3.2

Limited Liability Company Agreement of Sally Holdings LLC, which is incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated herein by reference from Exhibit 4.8 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated herein by reference from Exhibit 4.7 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.15

Assignment and Acceptance of that certain Credit Agreement, dated as of November 16, 2006, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, the Canadian Borrowers (as defined in the Credit Agreement), the several banks and other financial institutions from time to time parties thereto, Merrill Lynch Capital, a division of’ Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the Lenders and Merrill Lynch Capital Canada, Inc., as Canadian agent and Canadian collateral agent for the Lenders, which is incorporated herein by reference from Exhibit 4.15 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.1

Tax Allocation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.2

First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.3

Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.01 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

10.4

Employee Matters Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.5

First Amendment to the Employee Matters Agreement, dated October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.6

Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.02 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

10.7

Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and the stockholders party thereto, which is incorporated herein by reference from Exhibit 10.10 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006

10.8

Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and Howard B. Bernick, which is incorporated herein by reference from Exhibit 10.11 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006

10.9

Termination Agreement, dated as of June 18, 2006, among Alberto-Culver Company, Sally Holdings, Inc. and Gary G. Winterhalter, which is incorporated herein by reference from Exhibit 10.9 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006

10.10

Form of First Amendment to the Termination Agreement with Gary G. Winterhalter, which is incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on January 29, 2007

10.11

Form of Amended and Restated Severance Agreement for Executive Officers (Gary G. Winterhalter, Michael G. Spinozzi, John R. Golliher, W. Richard Dowd, Bennie L. Lowery, Raal H. Roos) effective as of October 3, 2008, which is incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on October 6, 2008

10.12

Sally Beauty Holdings, Inc. Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.12 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.13

Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, which is incorporated herein by reference from Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.14

Alberto-Culver Company 2003 Restricted Stock Plan, which is incorporated herein by reference from Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.15	Sally Beauty Holdings, Inc. Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on May 8, 2008

10.16

Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 4.4 to the Registration Statement on Form S-8 of Sally Beauty Holdings, Inc. filed on May 3, 2007

10.17

Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference form Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.18

2007 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed April 27, 2007

10.19

2007 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.20

2007 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference form Exhibit 10.4 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.21

2009 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 20, 2008

10.22

2009 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 20, 2008

10.23

2009 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 20, 2008

10.24

Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007

10.25

Release and Separation Agreement by and between Sally Beauty Holdings, Inc. and Walter Richard Dowd, which is incorporated herein by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on May 6, 2009

10.26

Form of Option Exercise Period Extension Agreement for Retired Executives, which is incorporated herein by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on May 6, 2009

10.27

Agreement and Plan of Merger by and among Beauty Systems Group LLC, Lady Lynn Enterprises, Inc., Schoeneman Beauty Supply, Inc., the Shareholders and F. Dale Schoeneman, dated September 30, 2009, which is incorporated herein by reference from Exhibit 10.27 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.28

Amendment and Restated Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.28 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.29

2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.30

2010 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.30 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.31

2010 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.31 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.32

2010 Form of Stock Option Agreement for Employees pursuant to the Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.32 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.33

Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

23.1	Consent of KPMG*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty *

*Included herewith

PLEASE NOTE: In reviewing the agreements included as exhibits to this Annual Report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of November, 2009.

SALLY HOLDINGS LLC

By:	/s/ GARY G. WINTERHALTER
Gary G. Winterhalter
President, Chief Executive Officer ( Principal Executive Officer of the registrant) and Director of Sally Beauty Holdings, Inc.*

By:	/s/ MARK J. FLAHERTY
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer of the registrant)

By:	/s/ JANNA S. MINTON
Janna S. Minton
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES G. BERGES	Chairman of the Board and Director of Sally Beauty Holdings, Inc.*	November 20, 2009
James G. Berges

/s/ KATHLEEN J. AFFELDT	Director of Sally Beauty Holdings, Inc.*	November 20, 2009
Kathleen J. Affeldt

/s/ MARSHALL E. EISENBERG	Director of Sally Beauty Holdings, Inc.*	November 20, 2009
Marshall E. Eisenberg

/s/ KENNETH A. GIURICEO	Director of Sally Beauty Holdings, Inc.*	November 20, 2009
Kenneth A. Giuriceo

/s/ ROBERT R. McMASTER	Director of Sally Beauty Holdings, Inc.*	November 20, 2009
Robert R. McMaster

/s/ WALTER METCALFE	Director of Sally Beauty Holdings, Inc.*	November 20, 2009
Walter Metcalfe

/s/ JOHN A. MILLER	Director of Sally Beauty Holdings, Inc.*	November 20, 2009
John A. Miller

/s/ MARTHA MILLER de LOMBERA	Director of Sally Beauty Holdings, Inc.*	November 20, 2009
Martha Miller de Lombera

/s/ EDWARD W. RABIN	Director of Sally Beauty Holdings, Inc.*	November 20, 2009
Edward W. Rabin

/s/ RICHARD J. SCHNALL	Director of Sally Beauty Holdings, Inc.*	November 20, 2009
Richard J. Schnall

* Director of Sally Beauty Holdings, Inc., sole member of Sally Investment Holdings LLC, sole member of Sally Holdings LLC.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

Sally Beauty Holdings, Inc.:

We have audited Sally Holdings LLC’s (the Company) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sally Holdings LLC maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sally Holdings LLC (prior to November 16, 2006, Sally Holdings, Inc.) and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of earnings, cash flows and member’s (deficit)/stockholder’s equity for each of the years in the three-year period ended September 30, 2009, and our report dated November 19, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Dallas, Texas

November 19, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors

Sally Beauty Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Holdings LLC (prior to November 16, 2006, Sally Holdings, Inc.) and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of earnings, cash flows and member’s (deficit)/stockholder’s equity for each of the years in the three-year period ended September 30, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Holdings LLC and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sally Holdings LLC’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 19, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Dallas, Texas

November 19, 2009

Consolidated Financial Statements

The following consolidated balance sheets as of September 30, 2009 and 2008 and the related consolidated statements of earnings, cash flows and member’s (deficit)/stockholder’s equity for each of the fiscal years in the three-year period ended September 30, 2009 are those of Sally Holdings LLC (prior to November 16, 2006, Sally Holdings, Inc.) and its consolidated subsidiaries (hereafter “Sally Holdings” or the “Company”). In November of 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc. (“Sally Beauty”) in connection with the separation of our business from Alberto-Culver. In these financial statements and elsewhere in this Annual Report on Form 10-K, we refer to these transactions as the Separation Transactions. Sally Beauty was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2009 and 2008

(In thousands)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$54,447	$99,788
Trade accounts receivable, less allowance for doubtful accounts of $2,266 and $2,702 at September 30, 2009 and 2008, respectively	43,649	44,481
Other receivables	24,090	21,596
Inventories	559,689	598,195
Prepaid expenses	18,261	19,449
Deferred income tax assets, net	15,629	20,772
Total current assets	715,765	804,281
Property and equipment, net of accumulated depreciation of $265,329 and $243,185 at September 30, 2009 and 2008, respectively	151,249	156,260
Goodwill	494,135	424,963
Intangible assets, net of accumulated amortization of $24,357 and $18,203 at September 30, 2009 and 2008, respectively	78,685	85,434
Other assets	50,676	54,720
Total assets	$1,490,510	$1,525,658
Liabilities and Member’s Deficit
Current liabilities:
Current maturities of long-term debt	$24,517	$100,601
Accounts payable	193,592	171,962
Accrued expenses	153,842	154,529
Income taxes	5,829	11,386
Due to Sally Beauty	22,042	17,243
Total current liabilities	399,822	455,721
Long-term debt	1,653,013	1,724,684
Other liabilities	43,586	23,708
Deferred income tax liabilities, net	34,428	37,941
Total liabilities	2,130,849	2,242,054
Stock options subject to redemption	1,800	5,884
Member’s deficit:
Member’s deficit	(626,241)	(730,969)
Accumulated other comprehensive income	(15,898)	8,689
Total member’s deficit	(642,139)	(722,280)
Total liabilities and member’s deficit	$1,490,510	$1,525,658

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal Years ended September 30, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Net sales	$2,636,600	$2,648,191	$2,513,772
Cost of products sold and distribution expenses	1,393,283	1,413,597	1,360,025
Gross profit	1,243,317	1,234,594	1,153,747
Selling, general and administrative expenses	891,056	895,632	850,159
Depreciation and amortization	47,066	48,533	42,605
Sales-based service fee charged by Alberto-Culver	—	—	3,779
Transaction expenses	—	—	21,502
Operating earnings	305,195	290,429	235,702
Interest expense, net (a)	132,043	158,897	145,972
Earnings before provision for income taxes	173,152	131,532	89,730
Provision for income taxes	68,424	48,664	41,169
Net earnings	$104,728	$82,868	$48,561

(a)          Interest expense is net of interest income of $0.3 million, $0.7 million and $1.7 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended September 30, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash Flows from Operating Activities:
Net earnings	$104,728	$82,868	$48,561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,066	48,533	42,605
Share-based compensation expense (net of deferred tax benefit of $1,897, $2,268 and $4,794 in 2009, 2008 and 2007, respectively)	6,095	7,346	7,473
Amortization of deferred financing costs	8,319	8,469	7,407
Excess tax shortfall (benefit) from share-based compensation	194	(451)	(780)
Net (gain) loss on disposal of leaseholds and other property	(56)	116	1,820
Net loss on extinguishment of debt	1,017	—	—
Deferred income taxes	10,524	3,013	3,718
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	3,708	7,629	2,297
Other receivables	(1,087)	(58)	359
Inventories	46,208	(29,527)	40,035
Prepaid expenses	764	(4,599)	(2,153)
Other assets	625	61	(1,005)
Accounts payable and accrued expenses	17,805	(11,200)	24,427
Income taxes	(7,923)	5,394	2,136
Due to Sally Beauty	(7,299)	(11,900)	5,619
Other liabilities	(6,704)	5,721	11,748
Net cash provided by operating activities	223,984	111,415	194,267

Cash Flows from Investing Activities:
Capital expenditures	(37,317)	(45,576)	(53,345)
Proceeds from sale of property and equipment	217	288	8,395
Acquisitions, net of cash acquired	(81,459)	(52,874)	(76,414)
Net cash used by investing activities	(118,559)	(98,162)	(121,364)

Cash Flows from Financing Activities:
Change in book cash overdraft	(1,633)	1,633	(6,515)
Proceeds from issuance of long-term debt	95,577	527,735	2,204,625
Repayments of long-term debt	(243,666)	(482,685)	(430,012)
Debt issuance costs	—	—	(58,541)
Excess tax (shortfall) benefit from share-based compensation	(194)	451	780
Distributions to Sally Beauty	—	—	(1,809,740)
Distributions to Alberto-Culver	—	—	(44,411)
Net cash (used) provided by financing activities	(149,916)	47,134	(143,814)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(850)	1,129	1,612
Net (decrease) increase in cash and cash equivalents	(45,341)	61,516	(69,299)
Cash and cash equivalents, beginning of year	99,788	38,272	107,571
Cash and cash equivalents, end of year	$54,447	$99,788	$38,272

Supplemental Cash Flow Information:
Cash paid for:
Interest	$130,204	$149,842	$111,336
Income taxes	$7,814	$6,432	$5,197

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Member’s (Deficit)/Stockholder’s Equity

Fiscal Years ended September 30, 2009, 2008 and 2007

(In thousands)

	Common Stock Outstanding (Shares)	Additional Paid-in Capital	Retained Earnings	Member’s Deficit	Accumulated Other Comprehensive (Loss) Income	Total Member’s (Deficit)/ Stockholder’s Equity
Balance at September 30, 2006	1	$62,172	$927,512	$—	$16,283	$1,005,967
Net earnings	—	—	—	48,561	—	48,561
Foreign currency translation	—	—	—	—	18,239	18,239
Total comprehensive income						66,800
Adjustment to stockholder contribution	—	—	—	1,067	—	1,067
Retirement of common stock	(1)	(1)	—	1	—	—
Distributions to Alberto-Culver	—	—	—	(44,411)	—	(44,411)

Conversion to member’s equity	—	(62,171)	(927,512)	989,683	—	—
Distributions to Sally Beauty	—	—	—	(1,809,740)	—	(1,809,740)

Balance at September 30, 2007	—	—	—	(814,839)	34,522	(780,317)
Net earnings	—	—	—	82,868	—	82,868
Deferred gains on interest rate swaps, net of income taxes of $509	—	—	—	—	793	793
Foreign currency translation	—	—	—	—	(26,626)	(26,626)
Total comprehensive income						57,035
Adjustment to distributions to Alberto-Culver	—	—	—	1,002	—	1,002

Balance at September 30, 2008	—	—	—	(730,969)	8,689	(722,280)
Net earnings	—	—	—	104,728	—	104,728
Deferred losses on interest rate swaps, net of income taxes of 6,471	—	—	—	—	(10,196)	(10,196)
Foreign currency translation	—	—	—	—	(14,391)	(14,391)
Total comprehensive income						80,141

Balance at September 30, 2009	—	$—	$—	$(626,241)	$(15,898)	$(642,139)

Prior to November 16, 2006, Alberto-Culver owned all shares of issued and outstanding common stock of Sally Holdings, Inc. Since November 16, 2006, all member units of Sally Holdings LLC have been owned by Sally Investment, a wholly-owned subsidiary of Sally Beauty.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

1.   Description of Business and Basis of Presentation

Description of Business

Sally Holdings LLC is a wholly-owned subsidiary of Sally Investment Holdings LLC (“Sally Investment”), a wholly-owned subsidiary of Sally Beauty.  All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty.  The Company was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became a wholly-owned subsidiary of Sally Investment and an indirect subsidiary of Sally Beauty in connection with the separation of its business from Alberto-Culver.  The Company and its consolidated subsidiaries sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores, in the U.S., Puerto Rico, Belgium, Canada, Chile, Mexico, the United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern U.S. and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). Certain beauty products sold by BSG and Armstrong McCall are sold through exclusive territory agreements with the manufacturers of the products.

In November 2006, the stockholders of Alberto-Culver approved a plan to separate its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies. As more fully discussed in Note 3, the separation was completed on November 16, 2006 (the “Separation Transactions”) and was effected pursuant to an investment agreement dated as of June 19, 2006 (the “Investment Agreement”) among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc. and CDRS Acquisition LLC (“CDRS”). Sally Beauty was formed on June 16, 2006, and became the accounting successor company to Sally Holdings, Inc. upon the completion of the Separation Transactions.

In the ordinary course of business, the Company performs certain administrative services on behalf of Sally Beauty. These services are charged to Sally Beauty and netted against the amount due to Sally Beauty.  Please see Note 16 for further information.

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of our business prior to November 16, 2006 have been prepared from financial statements and accounting records maintained by Alberto-Culver and reflect assumptions and allocations made by Alberto-Culver. The historical consolidated financial statements may not necessarily be indicative of the financial position that would have existed or the results of operations or cash flows that would have resulted if the Company had been operated as an unaffiliated entity.

All references in these notes to “management” are to the management of Sally Holdings LLC. All references in these notes to “the Company” are to Sally Holdings LLC and, prior to November 16, 2006, to Sally Holdings, Inc.

2.   Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to interpret and apply accounting standards and to develop and follow accounting policies consistent with such standards. The following is a summary of the significant accounting policies used in preparing the Company’s consolidated financial statements.

Principles of Consolidation

These consolidated financial statements include the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the financial statements. Management believes that the estimates and assumptions used are reasonable.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

All highly liquid investments purchased by the Company from time to time which have an original maturity of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates market value. Also included in cash equivalents are proceeds due from customer credit and debit card transactions, which generally settle within two to five days, and were approximately $7.2 million and $6.8 million at September 30, 2009 and 2008, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade and other accounts receivable, accounts payable, interest rate swap agreements and long-term borrowings.

The carrying amounts of cash and cash equivalents, trade and other accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The aggregate fair value of all interest rate swap agreements held at September 30, 2009 was a liability of $17.7 million, consisting of $2.3 million included in accrued expenses and $15.4 million included in other liabilities. The aggregate fair value of all interest rate swap agreements held at September 30, 2008 was a net liability of $6.4 million, consisting of $0.5 million included in accrued expenses, $7.2 million included in other liabilities and $1.3 million included in other assets. Fair value amounts reported for the swap agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. Please see Recent Accounting Pronouncements below.

The fair value of the Company’s long-term borrowings was approximately $1,655.1 million and $1,676.1 million at September 30, 2009 and 2008. The fair values of the Company’s long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

Derivative Instruments and Hedging Activities

The Company utilizes interest rate swap agreements to manage its cash flow exposure associated with changing interest rates in connection with its term loan obligations and accounts for them in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The Company does not purchase or hold any derivative instruments for speculative or trading purposes. Certain interest rate swap agreements owned by the Company at September 30, 2009 are designated as effective cash flow hedges and adjustments to reflect the change in their fair values, which are adjusted quarterly, are recorded, net of income tax, in accumulated other comprehensive income until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in net interest expense in the consolidated statements of earnings. Certain other interest rate swap agreements owned by the Company at September 30, 2009 are not designated as hedges and, accordingly, adjustments to reflect changes in their fair values, which are adjusted quarterly, are recorded in net interest expense.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of investments in cash equivalents and accounts receivable. The Company invests from time to time in securities of financial institutions with high-credit quality. Accounts receivable are generally diversified due to the high number of entities comprising the Company’s customer base and their dispersion across diverse geographical regions. The Company believes no significant concentration of credit risk exists with respect to its investments in cash equivalents and its accounts receivable.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the values invoiced to customers and do not bear interest. Trade accounts receivable are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts requires management to estimate future amounts of receivables to be collected. Management records allowances for doubtful accounts based on historical collection data and current customer information. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

In the consolidated statements of earnings, bad debt expense is included in selling, general and administrative expenses. The Company’s exposure to credit risk with respect to trade receivables is mitigated by the Company’s broad customer base and their dispersion across diverse geographical regions.

Other Receivables

Other receivables consist primarily of amounts expected to be received from vendors under various contractual agreements. Other receivables are recorded at the amount management estimates will be collected.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Inventories

Inventories consist primarily of beauty supplies and related accessories and salon equipment for sale in the normal course of our business and are stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market (net realizable value). When necessary, the Company adjusts the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Estimates of the future demand for the Company’s products, age of the inventory and changes in stock keeping units (“SKUs”) are some of the key factors used by management in assessing the net realizable value of inventories. The Company estimates inventory shrinkage based on historical experience. Inventory shrinkage averaged approximately 1.0% of consolidated net sales in fiscal years 2009, 2008 and 2007.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives of the respective classes of assets and is reflected in depreciation and amortization expense in the consolidated statements of earnings. Buildings and building improvements are depreciated over periods ranging from five to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals determined to be reasonably assured. Furniture, fixtures and equipment are depreciated over periods ranging from three to ten years. Expenditures for maintenance and repairs are expensed as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts.

Lease Accounting

The Company’s lease agreements for office space, retail stores and warehouse/distribution facilities are accounted for as operating leases. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to begin preparation of the site for occupancy to the end of the lease term, including renewal options determined to be reasonably assured. Certain leases provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability along with the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Certain lease agreements to which the Company is a party provide for tenant improvement allowances. Such allowances are recorded as deferred lease credits, included in accrued expenses and other liabilities, as appropriate, on the balance sheet and amortized on a straight-line basis over the lease term (including renewal options determined to be reasonably assured) as a reduction of rent expense; which is generally consistent with the amortization period used for the constructed leasehold improvement asset.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to depreciation or amortization, are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no significant impairments in the current or prior fiscal years presented in the accompanying financial statements.

Goodwill and Other Intangibles

Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Goodwill is reviewed for impairment at least annually, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in accordance with ASC 350. Management considers whether there has been a permanent impairment to the value of goodwill and other intangibles by evaluating if various factors, including current operating results, anticipated future results and cash flows, and market and economic conditions, indicate possible impairment. Based on the annual reviews performed, after taking into account the recent economic downturn in certain geographies in which we operate, there was no impairment in the current or prior fiscal years presented.

Other intangibles with indefinite lives include trade names and certain distribution rights. Other intangible assets subject to amortization include customer relationships, certain distribution rights and non-competition agreements, and are amortized over periods of one to twelve years. The weighted average amortization period is approximately six years.

Deferred Financing Costs

Expenses incurred with the issuance of long-term debt are capitalized and amortized over the life of the related debt agreements on a straight line-basis or by using the effective interest method. These capitalized expenses are recorded on the consolidated balance sheet as other assets.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Insurance/Self-Insurance Programs

The Company retains a substantial portion of the risk related to certain of its workers’ compensation, general and auto liability and property damage insurable loss exposure. Predetermined loss limits have been arranged with insurance companies to limit the Company’s exposure per occurrence and aggregate cash outlay. Certain of our employees and their dependents are also covered by a self-insurance program for healthcare benefit purposes, up to a certain maximum lifetime limit. Currently these self-insurance costs, less amounts recovered through payroll deductions and certain out-of-pocket amounts in connection with the employee healthcare program, are funded by the Company. The Company maintains an annual stop-loss insurance policy for the healthcare benefits plan.

The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes both claims filed and estimated losses incurred but not yet reported. The Company estimates the ultimate cost based on an analysis of historical data and actuarial estimates. Workers’ compensation, general and auto liability and property damage insurable loss liabilities are recorded at the estimate of their net present value, while healthcare plan liabilities are not discounted. These estimates are reviewed on a regular basis to ensure that the recorded liability is adequate. The Company believes the amounts accrued at September 30, 2009 and 2008 are adequate, although actual losses may differ from the amounts provided.

Advertising Costs

Advertising costs relate mainly to print, radio and television advertisements and trade shows. Advertising costs incurred in connection with print, radio and television advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were approximately $55.2 million; $50.6 million and $49.2 million in the fiscal years ended September 30, 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.

Vendor Rebates and Concessions

The Company accounts for cash consideration received from vendors under ASC 605-50, Customer Payments and Incentives. This accounting standard states that cash consideration received by a customer is presumed to be a reduction of the cost of sales unless it is for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of sales and is allocated to cost of products sold and distribution expenses as the related inventory is sold.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Under ASC 740, deferred income taxes are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of earnings in the period of enactment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more-likely-than-not that such assets will be realized in full.  The estimated tax benefit of an uncertain tax position is recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

Effective October 1, 2007, the Company adopted the provisions of ASC 740-10-25, Income Taxes - Recognition, an interpretative amendment of ASC 740. The adoption of this amendment did not require a change to the Company’s liability for unrecognized tax benefits and had no impact on the Company’s opening balance of accumulated deficit.  Please see Note 14 for additional information.

Foreign Currency

The functional currency of each of the Company’s foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date, while the results of operations are translated using the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within member’s (deficit) equity. Foreign currency transaction gains or losses are included in the consolidated statements of earnings when incurred and were not significant in any of the periods presented in the accompanying financial statements.

Revenue Recognition

The Company recognizes revenue when a customer consummates a point of sale transaction in a store. The cost of sales incentive programs, such as customer and consumer coupons, are recognized as a reduction of revenue at the time of sale. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and are excluded from revenue. The Company also recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer. Appropriate provisions for

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

sales returns and cash discounts are made at the time the sales are recorded. Sales returns and allowances averaged approximately 2.2% of net sales over each of the past three fiscal years.

Cost of Products Sold and Distribution Expenses

Cost of products sold and distribution expenses include actual product costs, the cost of transportation to the Company’s distribution centers and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. All other shipping and handling costs are included in selling, general and administrative expenses.

Shipping and Handling

Shipping and handling costs related to freight and distribution expenses for delivery to customers are included in selling, general and administrative expenses in the consolidated statements of earnings and amounted to $30.3 million, $35.8 million and $38.3 million for the fiscal years 2009, 2008 and 2007, respectively.

Share-Based Compensation

The Company accounts for stock option and stock awards, which include share-based payment plans of Sally Beauty in accordance with ASC 718, Compensation — Stock Compensation. Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, Share-Based Payment, requires public companies to apply the rules of Accounting Series Release No. 268 (“ASR 268”), Presentation in Financial Statements of Redeemable Preferred Stocks, to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions, which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no share-based compensation plans of its own. Prior to the Company’s separation from Alberto-Culver, Alberto-Culver granted stock options to Company employees with a contingent cash settlement provision upon the occurrence of certain change in control events, pursuant to its stock option plans. As such, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the Company. In accordance with ASR 268, the Company reported $1.8 million and $5.9 million in “Stock options subject to redemption” outside of member’s (deficit) equity on its consolidated balance sheet as of September 30, 2009 and 2008, respectively.

Comprehensive Income

Comprehensive income reflects changes in member’s (deficit) equity from sources other than transactions with member and, as such, includes net earnings and certain other specified components. The Company’s only components of comprehensive income, other than net earnings, are the cumulative foreign currency translation adjustments and deferred gains (losses) on certain interest rate swap agreements, net of income tax.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income at September 30, 2009 and 2008, are as follows (in thousands):

	As of September 30,
	2009			2008
	Amount Before Tax	Deferred Tax	Net Amount	Amount Before Tax	Deferred Tax	Net Amount
Cumulative foreign currency translation adjustments	$(6,495)	—	$(6,495)	$7,896	—	$7,896
Deferred (losses) gains on interest rate swaps (a)	(15,365)	5,962	(9,403)	1,302	(509)	793
Accumulated other comprehensive (loss) income	$(21,860)	$5,962	$(15,898)	$9,198	$(509)	$8,689

(a)          See Note 12 for more information about our interest rate swaps.

Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard named The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This pronouncement, among other things, identified the previously issued accounting standards that were considered authoritative generally accepted accounting principles in the U.S. and replaced all previously issued accounting pronouncements of the FASB, and its predecessor rule-making bodies, with the ASC. This standard was effective prospectively for reporting periods ended after September 15, 2009 and, accordingly, the Company adopted it during the fourth quarter of the fiscal year 2009. The adoption of this standard did not have an effect on the Company’s consolidated financial position,

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

results of operations or cash flows. As a result of adopting this standard, the Company’s references to GAAP standards have been changed to refer to topics, subtopics, sections or subsections of the ASC, as appropriate.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before the financial statements are issued. This accounting standard requires the disclosure, among other things, of the date through which an entity has evaluated subsequent events and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This accounting standard must be applied prospectively for interim and annual periods ended after June 15, 2009 and, accordingly, the Company adopted its provisions effective for the quarter ended June 30, 2009. In connection therewith, the Company has evaluated all material transactions and events through November 19, 2009, the last full business day before this Annual Report was filed with the SEC.

Effective on January 1, 2009, the Company adopted the amendment to ASC 815 contained in ASC 815-10-65, Derivatives and Hedging, Transition (“ASC 815-10-65”). ASC 815-10-65 established, among other things, the disclosure requirements for derivative instruments and for hedging activities. This standard amended and expanded those disclosures to also require qualitative disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features contained in the derivative instruments.  This standard also requires companies to disclose information about how derivatives and related hedges are accounted for and how the hedges affect the entity’s financial position, financial performance and cash flows, including the location and amounts of derivative instruments in the entity’s financial statements.

As required by ASC 815, the Company records all derivative instruments on its balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative instrument in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the impact on earnings of the hedged transaction or transactions. The Company may from time to time enter into derivative contracts that are intended to hedge certain economic risks even though hedge accounting does not apply or the Company elects not to apply hedge accounting to such derivative contracts. Please see Note 12 for more details about the Company’s derivative instruments and hedging activities as of September 30, 2009.

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to its financial instruments, effective on October 1, 2008.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  This standard establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swaps. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the valuation hierarchy. In accordance with ASC 820, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows (in thousands):

	As of September 30, 2009
	Total	Level 1	Level 2	Level 3
Liabilities
Long-term debt (1)	$1,655,076	$727,719	$927,357
Hedged interest rate swaps (2)	15,365		15,365
Non-hedged interest rate swaps (2)	2,356		2,356
Total	$1,672,797	$727,719	$945,078

(1) Long-term debt, which is carried at amortized cost in the Company’s financial statements, is valued using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

(2) Interest rate swaps are valued using internal models based on market observable inputs, including market interest rates.

In April 2009, the FASB amended ASC 825, Financial Instruments. This amendment, currently contained in ASC 825-10-50, extended to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amended prior accounting standards to require those disclosures in summarized financial information at interim reporting periods. This amendment was effective for interim reporting periods ending after June 15, 2009 and its adoption, during the third quarter of the fiscal year 2009, did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the following pronouncements on our consolidated financial statements:

In August 2009, the FASB issued Accounting Standards Update 2009-05 which amended ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to the measurement of liabilities at fair value, effective for interim reporting periods beginning after August 26, 2009. This update provides clarification for liabilities in which a quoted price in an active market for an identical liability is not available.

In April 2008, the FASB amended ASC 350, Intangibles and Other. This new accounting standard, currently contained in ASC 350-30-35, specifically amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This new standard is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In December 2007, the FASB revised the accounting standards for business combinations. This new standard (currently contained in ASC 805, Business Combinations (“ASC 805”)), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaces the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  This new standard further requires that acquisition-related costs be recognized separately from the related acquisition and must be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

In April 2009, the FASB issued ASC 805-20 Business Combinations — Identifiable Assets and Liabilities and Any Non-controlling Interest. This new accounting standard amends and clarifies ASC 805 and applies to assets acquired and liabilities assumed that arise from contingencies in a business combination.  This amendment must also be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

3.   The Separation Transactions

On November 16, 2006, the Company separated from Alberto-Culver, pursuant to the Investment Agreement. As a result, Sally Beauty owns and operates, through the Company, the Sally Beauty Supply and BSG distribution businesses that were previously owned and operated by Alberto-Culver, and Alberto-Culver continues to own and operate its consumer products business. The Company and certain subsidiaries incurred approximately $1,850 million of debt in connection with the Separation Transactions. In addition, pursuant to the Investment Agreement: (i) the Company became an indirect wholly-owned subsidiary of Sally Beauty;

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

(ii) the stockholders of Alberto-Culver immediately prior to the Separation Transactions became the beneficial owners of approximately 52% of the outstanding common stock of Sally Beauty on an undiluted basis; and (iii) CDRS, a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575.0 million to obtain an equity ownership of approximately 48% of the outstanding common stock of Sally Beauty.

Pursuant to the Investment Agreement, Sally Beauty and the Company paid approximately $1.1 million to CDRS in merger and approximately $20.4 million to Alberto-Culver for expenses incurred in connection with the Separation Transactions. The Company also paid approximately $58.5 million in fees for the debt financing incurred in connection with the separation, which were recorded on the consolidated balance sheet as other assets. Most expenses related to the Separation Transactions are not expected to be deductible for tax purposes.

In connection with the Separation Transactions, Sally Beauty became the parent company for all U.S. tax returns filed under the employer identification number of Alberto-Culver prior to the completion of the Separation Transactions. All intercompany receivables, payables and loans (other than trade payables and the Company’s portion of the transaction expenses described above) between the Company or any of its subsidiaries, on the one hand, and Alberto-Culver or any of its subsidiaries (other than the Company and its subsidiaries), on the other hand, were canceled prior to completion of the Separation Transactions. In addition, prior thereto, all intercompany agreements between the Company or any of its subsidiaries and Alberto-Culver or any of its subsidiaries were terminated, other than certain agreements specifically designated in the Separation Agreement to survive following the transactions.

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

4.   Member’s (Deficit)/Stockholder’s Equity

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

Prior to November 16, 2006, the additional paid-in capital and the retained earnings were part of the stockholder’s equity of Sally Holdings, Inc. and its subsidiaries.  On November 16, 2006, in connection with the Separation Transactions and the Limited Liability Company Agreement of Sally Holdings LLC entered into by Alberto-Culver and Sally Holdings, Inc., Sally Holdings, Inc. contributed its stockholder’s equity to Sally Holdings LLC, thereby converting stockholder’s equity into member’s equity.

5.   Share-Based Payments

Since November 16, 2006, the Company has been an indirect wholly-owned subsidiary of Sally Beauty and has no share based plans of its own; however, certain employees and consultants of the Company have been granted stock options and share awards under the plans of Sally Beauty.

During fiscal year 2007, Sally Beauty adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”), which allows for the issuance of up to 10.0 million shares of Sally Beauty’s common stock. During fiscal years 2009, 2008 and 2007, Sally Beauty granted to the Company’s employees and consultants approximately 2.7 million, 2.8 million and 2.4 million stock options, respectively, and approximately 123,000, 136,000 and 350,000 restricted share awards, respectively, under the 2007 Plan or the 2003 Restricted Stock Plan (the “RSP”).

For the fiscal years 2009, 2008 and 2007, total compensation cost charged against income and included in selling, general and administrative expenses, for share-based compensation arrangements was $8.0 million, $9.6 million and $12.3 million, respectively. These amounts included, for the fiscal years 2009 and 2008, $2.0 million and $3.1 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement and, for fiscal year 2007, $5.3 million of accelerated expense related to the Separation Transactions and $2.6 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement, under the terms of the 2007 Plan. For fiscal

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

years 2009, 2008 and 2007, the total income tax benefit recognized in the consolidated statements of earnings from these plans was $1.9 million, $2.3 million and $4.8 million, respectively.

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no share-based compensation plans of its own. However, certain employees of the Company had been granted stock options and stock awards under share-based compensation plans of Alberto-Culver. Alberto-Culver treated the Separation Transactions as though they constituted a change in control for purposes of Alberto-Culver’s stock options and stock awards. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by the Company’s employees, became fully vested upon completion of the Separation Transactions on November 16, 2006. Due to the Separation Transactions, the Company recorded a charge at that time equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and stock awards for the Company’s employees vested over the original vesting periods. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options and stock awards held by employees of the Company became options to purchase shares of Sally Beauty’s common stock.

As a result of the Separation Transactions, the Employee Stock Option Plan of 2003 and the 2003 Restricted Stock Plan that were previously plans of Alberto-Culver became plans of Sally Beauty. During fiscal year 2007, Sally Beauty granted approximately 2.7 million stock options to the Company’s employees and granted approximately 350,000 restricted share awards to the Company’s employees under these plans. Sally Beauty from time to time may grant stock option awards to the Company’s employees and consultants under the Employee Stock Option Plan of 2003, the 2003 Stock Option Plan for Non-Employee Directors and under the 2007 Plan.

Stock Options

Each option has an exercise price which equals 100% of the market price of Sally Beauty’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four-year period and are subject to forfeiture until the four-year vesting period is complete.

The following table presents a summary of the activity for the Sally Beauty’s stock option plans for the fiscal year ended September 30, 2009:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2008	8,138	$7.99	8.1	$9,680
Granted	2,707	5.23
Exercised	(273)	2.00
Forfeited or expired	(547)	8.19
Outstanding at September 30, 2009	10,025	$7.40	7.7	$10,678

Exercisable at September 30, 2009	4,239	$7.41	6.8	$5,847

The following table summarizes information about stock options under Sally Beauty’s option plans at September 30, 2009 (shares in thousands):

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$2.00	1,144	4.8	$2.00	1,144	$2.00
$5.24 – 9.66	8,881	8.1	8.09	3,095	9.41
Total	10,025	7.7	$7.40	4,239	$7.41

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

The weighted average assumptions relating to the valuation of Sally Beauty’s stock options are as follows:

	Year Ended September 30,
	2009	2008	2007
Expected lives (years)	5.0	5.0	5.0
Expected volatility	47.9%	37.5%-41.3%	41.2% - 41.9%
Risk-free interest rate	2.6%	3.5%-4.0%	4.4% - 4.6%
Dividend yield	0.0%	0.0%	0.0%

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

The weighted average fair value per option at the date of grant for all stock options issued to Company employees in fiscal years 2009, 2008 and 2007 was $2.33, $3.73 and $4.11, respectively.

The total intrinsic value of options exercised during the fiscal years 2009, 2008 and 2007 was $1.0 million, $3.3 million and $5.9 million, respectively; and the tax benefit realized for the tax deductions from these option exercises was $0.4 million, $1.3 million and $2.3 million, respectively. The total cash received from these option exercises was $0.7 million, $1.1 million and $1.7 million during the fiscal years 2009, 2008 and 2007, respectively. The total fair value of stock options issued to Company employees that vested during the fiscal years 2009, 2008 and 2007 was $6.2 million, $4.7 million and $7.3 million, respectively.

At September 30, 2009, unrecognized compensation cost related to non-vested stock option awards of approximately $8.9 million is expected to be recognized over the weighted average period of 2.3 years.

Stock Awards

Restricted Stock Awards

As a subsidiary of Sally Beauty, the Company has no employee stock award plans; however, certain employees and consultants of the Company have been granted restricted stock awards under the 2003 Restricted Stock Plan of Sally Beauty (the “RSP”) or under the 2007 Plan. A restricted stock award is an award of shares of Sally Beauty’s common stock (which have full voting rights but are restricted with regard to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2007 Plan. Participants have full voting and dividend rights with respect to unvested shares from restricted stock awards.

The Company expenses the cost of the restricted stock awards, which is determined to be the fair value of the restricted stock award at the date of grant, on a straight-line basis over the period (the “vesting period”) in which the restrictions on these stock awards lapse (“vesting”). For these purposes, the fair value of the restricted stock award is determined based on the closing price of the Sally Beauty’s common stock on the grant date.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a summary of the activity for Sally Beauty’s restricted stock awards for the fiscal year ended September 30, 2009:

Restricted Stock Awards	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2008	296	$8.44	3.8
Granted	123	5.17
Vested	(68)	8.44
Forfeited or expired	(20)	4.79
Non-vested at September 30, 2009	331	$7.45	3.3

At September 30, 2009, unrecognized compensation expense related to non-vested restricted stock awards of approximately $2.0 million is expected to be recognized over the weighted average period of 3.3 years.

6.   Allowance for Doubtful Accounts

The change in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007
Balance at beginning of period	$2,702	$2,564	$2,246
Bad debt expense	1,859	2,353	2,632
Uncollected accounts written off, net of recoveries	(2,648)	(2,218)	(2,568)
Allowance for doubtful accounts of acquired companies	353	3	254
Balance at end of period	$2,266	$2,702	$2,564

7.  Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,
	2009	2008
Land	$9,672	$9,774
Buildings and building improvements	49,608	49,139
Leasehold improvements	139,642	130,945
Furniture, fixtures and equipment	217,656	209,587
Total property and equipment, gross	416,578	399,445
Less accumulated depreciation and amortization	(265,329)	(243,185)
Total property and equipment, net	$151,249	$156,260

Depreciation expense for fiscal years 2009, 2008 and 2007 was $40.9 million, $42.2 million and $38.9 million, respectively. As further described in Note 11, the term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

8.   Goodwill and Other Intangibles

The changes in the carrying amounts of goodwill by operating segment for the fiscal years 2009 and 2008 are as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2007	$44,548	$362,075	$406,623
Additions, net of purchase price adjustments	27,000	1,876	28,876
Foreign currency translation	(6,360)	(4,176)	(10,536)
Balance at September 30, 2008	65,188	359,775	424,963
Additions, net of purchase price adjustments	10,264	62,388	72,652
Foreign currency translation	(2,244)	(1,236)	(3,480)
Balance at September 30, 2009	$73,208	$420,927	$494,135

As described in Note 15, during the fiscal year 2009, $61.0 million of the increase in BSG’s goodwill was attributable to the acquisition of Schoeneman Beauty Supply, Inc. on September 30, 2009, and the remaining $1.4 million was attributable to other acquisitions not individually material.  Further, during the fiscal year 2009, the increase in Sally Beauty Supply’s goodwill was attributable to certain acquisitions which were not individually material. As further described in Note 15, during the fiscal year 2008, $23.9 million of the increase in Sally Beauty Supply’s goodwill was attributable to the acquisition of Pro-Duo in May of 2008, net of purchase price adjustments, and the remaining $3.1 million was attributable to other acquisitions not individually material. Additionally, the increase in BSG’s goodwill, during the fiscal year 2008, was attributable to certain acquisitions which were not individually material.

The following table provides the carrying value for intangible assets with indefinite lives and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at September 30, 2009 and 2008 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2009:
Intangible assets with indefinite lives:
Trade names	$20,183	$33,815	$53,998
Other intangibles	—	5,700	5,700
Total	20,183	39,515	59,698
Intangible assets subject to amortization:
Gross carrying amount	6,933	36,411	43,344
Accumulated amortization	(2,299)	(22,058)	(24,357)
Net value	4,634	14,353	18,987
Total intangible assets, net	$24,817	$53,868	$78,685

Balance at September 30, 2008:
Intangible assets with indefinite lives:
Trade names	$21,182	$34,246	$55,428
Other intangibles	—	6,053	6,053
Total	21,182	40,299	61,481
Intangible assets subject to amortization:
Gross carrying amount	7,070	35,086	42,156
Accumulated amortization	(1,247)	(16,956)	(18,203)
Net value	5,823	18,130	23,953
Total intangible assets, net	$27,005	$58,429	$85,434

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amortization expense totaled $6.2 million, $6.3 million and $3.7 million in fiscal years 2009, 2008 and 2007, respectively. As of September 30, 2009, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2010	$4,795
2011	3,752
2012	2,242
2013	1,642
2014	1,550
Thereafter	5,006
$18,987

The weighted average amortization period for intangible assets subject to amortization is approximately 6.0 years.

9.   Accounts Payable and Accrued Expenses

Accounts payable at September 30, 2009 and 2008 include book cash overdrafts of $0.0 million and $1.6 million, respectively.

Accrued expenses consist of the following (in thousands):

	September 30,
	2009	2008
Compensation and benefits	$60,811	$58,873
Interest payable	28,612	31,013
Deferred revenue	12,392	11,003
Rental obligations	10,708	10,139
Property and other taxes	4,355	7,012
Insurance reserves	6,805	5,973
Acquisition related payables	1,950	3,121
Operating accruals and other	28,209	27,395
Total accrued expenses	$153,842	$154,529

10.   Lease Commitments and Contingencies

Lease Commitments

The Company’s principal leases relate to retail stores and warehousing properties. At September 30, 2009, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2010	$128,417
2011	110,298
2012	87,578
2013	62,808
2014	36,524
Thereafter	63,351
$488,976

Certain leases require the Company to pay its respective portion of real estate taxes, insurance, maintenance and special assessments. Also, certain of the Company’s leases include renewal options and escalation clauses.

Total rental expense for operating leases amounted to approximately $166.3 million, $163.7 million and $147.3 million in the fiscal years 2009, 2008 and 2007, respectively, and is included in selling, general and administrative expenses in the consolidated statements of earnings. Included in this amount is $0.4 million, $0.8 million and $0.8 million for contingent rents for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Contingencies

Legal Proceedings

There were no material legal proceedings pending against the Company or its subsidiaries, as of September 30, 2009. The Company is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. The Company does not believe

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

that the ultimate resolution of these matters will have a material adverse impact on its consolidated financial position, statements of earnings or cash flows.

On February 25, 2008, Sally Beauty disclosed in a Current Report on Form 8-K that on February 21, 2008, L’Oreal filed a lawsuit in the Superior Court of the State of California in and for the County of San Diego — Central Division naming, among others, SD Hair, Ltd. and Hair of Nevada, LLC (collectively, “SD Hair”), franchisees of our subsidiary Armstrong McCall division (“AMLP”) of our BSG business unit, as defendants.  The suit alleged, among other things, that SD Hair breached its franchise agreement with AMLP by diverting (selling) Matrix branded products to unauthorized buyers, and that L’Oreal is entitled to make claims against SD Hair under the franchise agreement as a third-party beneficiary of that agreement.  On March 24, 2008, SD Hair filed a cross-complaint in the same case naming AMLP and BSG as cross-defendants, seeking, among other things, i) declaratory relief from BSG and AMLP in the form of a judicial finding that SD Hair is not in breach of its franchise agreement and that L’Oreal has no rights as a third-party beneficiary to SD Hair’s franchise agreement, and ii) injunctive relief in the form of a judicial order compelling AMLP and BSG to take appropriate legal action against L’Oreal to enforce SD Hair’s claimed rights under AMLP’s Matrix distribution agreement.  We have answered the cross-complaint and the lawsuit has been set for a jury trial in June of 2010.

On July 30, 2009, Sally Beauty disclosed in a Current Report on Form 8-K that L’Oreal filed a Second Amended Complaint in connection with the previously disclosed lawsuit described above.  The Second Amended Complaint alleges, among other things, that AMLP, certain of its employees and others were involved in selling Matrix branded products to unauthorized buyers and that certain of its employees (and others) engaged in improper business transactions for personal benefit during 2005 through 2007.  L’Oreal seeks money damages, certain injunctive relief and a declaration that L’Oreal is entitled to terminate the 1981 Matrix Distributor Agreement now in effect between L’Oreal and AMLP.  None of the employees involved in the allegations are executive officers of the Company.  Substantially all of these allegations were made known by L’Oreal to the Company prior to the filing of the Second Amended Complaint.   L’Oreal also provided the Company with documents allegedly supporting the allegations.

As a result of these allegations made by L’Oreal, many of which are incorporated into the Second Amended Complaint, the Audit Committee of the Board of Directors of Sally Beauty engaged independent special counsel to investigate whether certain employees engaged in improper business transactions for personal benefit.  After extensive review, the Audit Committee and independent special counsel found insufficient evidence to support a conclusion that Sally Beauty or Company employees entered into improper transactions for personal benefit.

On September 8, 2009, AMLP and BSG filed a cross-complaint against L’Oreal.  In the cross-complaint, AMLP and BSG allege that L’Oreal does not have a genuine interest in stopping diversion, and that L’Oreal’s anti-diversion policies have been discriminatorily applied to AMLP and BSG.  AMLP further alleges that L’Oreal is using diversion as a pretext to attempt to terminate the Distributor Agreement with AMLP.

Other Contingencies

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

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2009 and 2008.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

11.   Long-Term Debt

Details of long-term debt are as follows (in thousands):

	September 30, 2009	Maturity dates	Interest Rates
ABL facility	$—	—	(i) Prime and up to 0.50% or;
			(ii) LIBOR (a) plus (1.00% to 1.50%)
Term Loan A	105,000	Nov. 2012	(i) Prime plus (1.00% to 1.50%) or;
			(ii) LIBOR plus (2.00% to 2.50%)
Term Loan B	863,856	Nov. 2013	(i) Prime plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%)
Other (b)	3,135	2010-2014	4.05% to 7.00%
Total	$971,991

Senior notes	$430,000	Nov. 2014	9.25%
Senior subordinated notes	275,000	Nov. 2016	10.50%
Total	$705,000

Capitalized leases and other	$539
Less: current portion	(24,517)
Total long-term debt	$1,653,013

(a) London Interbank Offered Rate (“LIBOR”)

(b) Represents pre-acquisition debt of Pro-Duo, N.V.

In connection with the Separation Transactions on November 16, 2006, the Company and certain of its subsidiaries incurred $1,850.0 million of indebtedness by: (i) drawing on a $400.0 million revolving (asset-based lending (“ABL”)) facility in an amount equal to $70.0 million; (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million; and (iii) together (jointly and severally) with another of the Company’s subsidiaries, Sally Capital Inc., issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million. The Company incurred approximately $58.5 million in costs related to the issuance of the debt, which was capitalized and is being amortized to interest expense over the life of the related debt instruments. Proceeds from the initial debt were used primarily to pay the $1,809.7 million distribution to Sally Beauty and for certain expenses associated with the Separation Transactions.

The ABL facility provides for senior secured revolving loans up to a maximum aggregate principal amount of $400.0 million, subject to borrowing base limitations. The availability of funds under the ABL facility is subject to a borrowing base calculation, which is based on specified percentages of the value of eligible inventory and eligible accounts receivables, subject to certain reserves and other adjustments and reduced by certain outstanding letters of credit. At September 30, 2009, the Company had $325.6 million available for borrowing under the ABL facility. Additionally, the Company is required to pay a commitment fee ranging from 0.20% to 0.35% on the unused portion of the ABL facility. At September 30, 2009, the commitment fee rate was 0.20%.

The ABL facility contains a covenant requiring us and our subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 when availability under the ABL facility falls below $40.0 million. The fixed-charge coverage ratio is defined as the ratio of EBITDA (as defined in the agreement underlying the ABL facility, or Credit Agreement EBITDA) less unfinanced capital expenditures to fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL facility).

The senior term loan facilities consist of (i) a $150.0 million senior term loan A facility and (ii) a $920.0 million senior term loan B facility. Principal and interest is payable on a quarterly basis.

The Term Loans contain a covenant requiring the Company and its subsidiaries to meet certain maximum consolidated secured leverage ratio levels, which decline over time. The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA as defined in the agreement underlying the Term Loans. Compliance with the consolidated secured leverage ratio is tested quarterly, with a maximum ratio of 4.50 as of September 30, 2009. Failure to comply with the consolidated secured leverage ratio covenant under the Term Loans would result in a default under such facilities.

The senior term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. During the fiscal year ended September 30, 2009, the Company made scheduled payments in the aggregate amount of $6.1 million on its senior term loans. The borrowings under the senior term loan facilities may be prepaid at the option of the Company at any time without premium or penalty and are subject to mandatory repayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

senior term loan facilities) for any fiscal year, unless a specified leverage ratio is met. In January of 2009, the Company made a mandatory repayment on the senior term loans in the aggregate amount of $16.7 million and expects to make a mandatory repayment in the amount of $22.3 million in January of 2010. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of us over the twelve-month period following any such repayment under the terms of the loan agreement. Additionally, borrowings under the term loan facility would be subject to mandatory repayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility. We believe that the Company is currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

During the fiscal year ended September 30, 2009, the Company also made optional repayments in the aggregate amount of $45.0 million on its senior term loans. In addition, in May 2009, the Company repurchased $5.0 million in par value of its 10.5% senior subordinated notes (due in November of 2016) for approximately $5.0 million, plus accrued interest. In connection with the mandatory and optional repayments made during the fiscal year ended September 30, 2009, the Company recorded losses on extinguishment of debt in the aggregate amount of $1.0 million, which are included in net interest expense in the Company’s consolidated statements of earnings.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company (other than Sally Capital). The senior notes and the senior subordinated notes carry optional redemption features whereby the Company has the option to redeem the notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest. Interest on the senior notes and senior subordinated notes is payable semi-annually. Furthermore, the agreements underlying the Company’s credit facilities contain terms, which significantly restrict the ability of us and our subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty.

In November of 2006, the Company entered into four interest rate swap agreements with an aggregate notional amount of $500.0 million in connection with its cash flow risk associated with changing interest rates related to its Term Loans. In May of 2008, the Company entered into two additional interest rate swap agreements with an aggregate notional amount of $300.0 million. Please see Note 12 for further information on the interest rate swap agreements.

Maturities of the Company’s long-term debt are as follows at September 30, 2009 (in thousands):

Fiscal Year:
2010	$24,241
2011	8,188
2012	75,347
2013	8,454
2014	855,761
Thereafter	705,000
$1,676,991
Capital leases and other	539
Less: current portion	(24,517)
Total	$1,653,013

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries.  The agreements and instruments governing the debt of the Company and its subsidiaries contain material limitations on our ability to pay dividends and other restricted payments to Sally Beauty.

Under the agreements and indentures governing the term loan facilities and the notes, the Company may not make certain restricted payments to Sally Beauty if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of September 30, 2009, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60.0 million. If borrowing availability falls below this amount, the Company may nevertheless make restricted payments to Sally Beauty in the aggregate since the date of the Separation Transactions, together with the aggregate cash amount paid in acquisitions since said date, of not greater than $50.0 million, together with certain other exceptions.  As of September 30, 2009, borrowing availability under the ABL facility exceeded $60.0 million.  As of September

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

30, 2009, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $225.3 million, subject to certain adjustments.

At September 30, 2009 and 2008, the Company had no off balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in Note 10, and outstanding letters of credit related to inventory purchases and self-insurance programs which totaled $13.4 million and $12.1 million at September 30, 2009 and 2008, respectively.

12.   Interest Rate Swaps

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps by the Company.  The Company uses interest rate swaps, as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loans are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by the Company of amounts based on a variable rate in exchange for the Company making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount. At September 30, 2009, the Company did not hold any other derivative instruments or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges of Interest Rate Risk

In May of 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements expire in May of 2012 and are designated and qualify as effective cash flow hedges, in accordance with ASC 815.  Accordingly, changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in net interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the fiscal years ended September 30, 2009 and 2008.

Amounts reported in OCI related to interest rate swaps are reclassified into net interest expense, as a yield adjustment, in the same period in which interest on the Company’s variable-rate debt obligations affect earnings. During the fiscal years ended September 30, 2009 and 2008, net interest expense of $7.9 million and $1.2 million, respectively, resulted from such reclassifications.  During the twelve months ending September 30, 2010, the Company estimates that an additional $8.9 million of the amount reported in OCI will be reclassified into interest expense.

Non-designated Cash Flow Hedges of Interest Rate Risk

Interest rate swaps not designated as hedges are used to manage the Company’s exposure to interest rate movements but do not meet the hedge accounting requirements of ASC 815. In connection with the Separation Transactions, in November 2006, the Company entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with a notional amount of $350 million expire in November 2009. These interest rate swap agreements are not designated as hedges and, accordingly, the changes in fair value of these interest rate swap agreements (which are adjusted quarterly) are recorded in net interest expense in our consolidated statements of earnings. During the fiscal years ended September 30, 2009, 2008 and 2007, net interest expense of $7.5 million, $10.5 million and $1.2 million, respectively, resulted from interest rate swaps not designated as hedges.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2009 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of September 30, 2009		As of September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Prepaid expenses	$—	Accrued expenses	$—
Interest Rate Swaps	Other assets	$—	Other liabilities	$15,365	(1)

Total derivatives designated as hedging instruments		$—		$15,365

Derivatives not designated as hedging instruments:
Interest Rate Swaps	Prepaid expenses	$—	Accrued expenses	$2,356

Total derivatives not designated as hedging instruments		$—		$2,356

(1)          At September 30, 2009, the Company estimates that approximately $8.9 million of the fair value of these derivative financial instruments will settle within the twelve months ending September 30, 2010.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2008 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of September 30, 2008		As of September 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Prepaid expenses	$—	Accrued expenses	$—
Interest Rate Swaps	Other assets	$1,302	Other liabilities	$—

Total derivatives designated as hedging instruments		$1,302		$—

Derivatives not designated as hedging instruments:
Interest Rate Swaps	Prepaid expenses	$—	Accrued expenses	$487
Interest Rate Swaps	Other assets	$—	Other liabilities	$7,167

Total derivatives not designated as hedging instruments		$—		$7,654

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of earnings for the fiscal year ended September 30, 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the
Fiscal Year Ended September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(10,196)	Interest expense, net	$(7,935)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense, net	$(7,488)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the
Fiscal Year Ended September 30, 2008

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$793	Interest expense, net	$(1,174)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense, net	$(10,481)

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the
Fiscal Year Ended September 30, 2007

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$—	Interest expense, net	$—	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps		Interest expense, net	$(1,221)

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of September 30, 2009, the fair value of interest rate swaps in a liability position related to these agreements was $17.7 million. As of September 30, 2009, the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $20.1 million, including accrued interest and other termination costs.

The counterparties to all our interest rate swap instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. The recent financial crisis affecting the banking systems and financial markets resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity, which could expose us to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our interest rate swaps, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

The Company’s foreign operations expose the Company to fluctuations in foreign currency exchange rates and foreign interest rates.  These fluctuations may impact, among other things, the amount of the Company’s past and future cash flows in terms of the Company’s functional currency, the U.S. dollar.  From time to time, the Company may enter into derivative instruments, such as foreign currency swaps, intended to fix the amount of certain foreign assets and obligations relative to its functional currency. At September 30, 2009, the Company did not have any such derivative instruments.

13.   401(k) and Profit Sharing Plan

The Company has no benefit plans of its own. Since the Separation Transactions, the Company has been an indirect wholly-owned subsidiary of Sally Beauty, and its employees participate in benefits provided under the plans of Sally Beauty. Sally Beauty sponsors the Sally Beauty 401(k) and Profit Sharing Plan (the “401k Plan”), which is a qualified defined contribution plan. The 401k Plan covers employees of the Company who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the terms of the 401k Plan, employees may contribute a percentage of their annual compensation to the 401k Plan up to certain maximums, as defined by the 401k Plan and by the U. S. Internal Revenue Code. The Company currently matches a percentage of employee contributions. The Company recognized expense of $4.0 million, $3.8 million and $3.3 million in fiscal years 2009, 2008 and 2007, respectively, related to its employer contributions under these plans. These amounts are included in selling, general and administrative expenses.

In addition, pursuant to the 401k Plan, the Company may make profit sharing contributions to the accounts of the Company’s employees who meet certain eligibility requirements and who are not members of a collective bargaining unit. The Company’s profit sharing contributions to the 401k Plan are determined by the Compensation Committee of the Sally Beauty’s Board of Directors. Prior to the Separation Transactions, employees of the Company participated in the Alberto-Culver Profit Sharing Plan and the Company’s

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

contributions to the plan were determined at the discretion of the Alberto-Culver board of directors. The Company recognized expense of $2.4 million, $7.1 million and $6.2 million in fiscal years 2009, 2008 and 2007, respectively, related to its profit sharing contributions under these plans. These amounts are included in selling, general and administrative expenses.

14.   Income Taxes

Sally Beauty and its subsidiaries, including the Company, file income tax returns in the U.S. federal jurisdiction and most state jurisdictions as well as in various foreign countries. As described in Note16, the Company has entered into a tax sharing agreement with its ultimate parent, Sally Beauty.

The provision for income taxes for the fiscal years 2009, 2008 and 2007 consists of the following (in thousands):

	Year Ended September 30,
	2009	2008	2007
Current:
Federal	$50,738	$33,194	$30,538
Foreign	4,276	8,763	6,446
State	5,734	4,203	4,359
Total current portion	60,748	46,160	41,343
Deferred:
Federal	8,601	2,242	778
Foreign	(1,676)	346	(319)
State	751	(84)	(633)
Total deferred portion	7,676	2,504	(174)
Total provision for income tax	$68,424	$48,664	$41,169

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Year Ended September 30,
	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	2.0	2.5
Effect of foreign operations	0.8	(2.1)	(0.4)
Nondeductible transaction costs	—	—	6.4
Other, net	1.1	2.1	2.4
Effective tax rate	39.5%	37.0%	45.9%

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2009	2008
Deferred tax assets attributable to:
Share-based compensation expense	$11,624	$9,978
Accrued expenses	18,739	19,275
Inventory adjustments	2,378	1,894
Foreign loss carryforwards	12,593	10,250
Long-term liabilities	913	2,969
Unrecognized tax benefits	1,127	2,789
Interest rate swaps	5,962	(510)
Other	1,264	505
Total deferred tax assets	54,600	47,150
Valuation allowance	(14,640)	(11,972)
Total deferred tax assets, net	39,960	35,178

Deferred tax liabilities attributable to:
Depreciation and amortization	58,759	52,347
Total deferred tax liabilities	58,759	52,347
Net deferred tax liability	$18,799	$17,169

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of certain foreign loss carryforwards.

In the fiscal year 2007, the Company made certain adjustments in connection with the reconciliation of tax balances transferred to the Company in connection with the Separation Transactions.  This amount was included in the settlement of intercompany agreements with Alberto-Culver, as an adjustment to the Company’s member’s deficit. There were no such adjustments in the fiscal years 2008 and 2009.

Domestic earnings before provision for income taxes were $173.4 million, $106.4 million and $77.7 million in the fiscal years 2009, 2008 and 2007, respectively. Foreign operations had earnings (losses) before provision for income taxes of $(0.3) million, $25.1 million and $12.0 million in the fiscal years 2009, 2008 and 2007, respectively.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. Management does not expect the outcome of tax audits to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

Undistributed earnings of the Company’s foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2009, 2008 and 2007.

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

Sally Beauty and Alberto-Culver entered into a tax allocation agreement as part of the Separation Transactions. The agreement provides generally that Sally Beauty is responsible for its pre-separation income tax liabilities, calculated on a stand-alone basis, and Alberto-Culver is responsible for the remainder. In the event an additional U.S federal income tax liability related to the period prior to the Separation Transactions were determined, Sally Beauty will be jointly and severally liable for these taxes, and there can be no

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

assurance that Alberto-Culver would be able to fulfill its indemnification obligations to Sally Beauty under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

In June 2006, the FASB issued an interpretive amendment to ASC 740, Income Taxes, to create a single model to address accounting for uncertainty in tax positions (currently ASC 740-10-25). This amendment, which became effective for fiscal years beginning after December 15, 2006, clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provided guidance on (1) the recognition, de-recognition, and measurement of uncertain tax positions in a period subsequent to that in which the tax position is taken, (2) the accounting for interest and penalties, (3) the presentation and classification of recorded amounts in the financial statements, and (4) disclosure requirements. The Company adopted the provisions of this amendment on October 1, 2007 and the adoption did not require a change to the Company’s liability for unrecognized tax benefits and had no impact on the Company’s opening balance of member’s deficit.  The total amount of unrecognized tax benefits (excluding interest accruals) as of the date of adoption on October 1, 2007 was $2.9 million.

The changes in the amount of unrecognized tax benefits for the fiscal year ended September 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Balance at beginning of the fiscal year	$4,291	$2,903
Increases related to prior year tax positions	7,379	1,872
Decreases related to prior year tax positions	(1,482)	(52)
Increases related to current year tax positions	4,722	552
Settlements	—	(571)
Lapse of statute	(532)	(413)
Balance at end of fiscal year	$14,378	$4,291

If recognized, these positions would affect the Company’s effective tax rate.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.    The total amount of accrued interest and penalties as of October 1, 2007, September 30, 2008, and September 30, 2009 was $1.0 million, $1.4 million and $4.0 million, respectively.

The balance at September 30, 2008 includes $1.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of the deferred tax accounting, other than interest, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Because existing tax positions will continue to generate increased liabilities for unrecognized tax benefits over the next 12 months, and the fact that we are routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. An estimate of the amount or range of such change cannot be made at this time. However, we do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations within the next 12 months.

The IRS has audited the Company’s consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute remains open from the year ended September 30, 2007 forward.  Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2004 forward. Generally, states’ statutes in the United States are open for tax reviews from 2005 forward.

The IRS has previously audited the consolidated federal income tax returns of Alberto-Culver through the fiscal year ending September 30, 2006. The Company has not recorded a reserve for Alberto-Culver related tax liabilities because the Company believes any exposure is immaterial.

15.   Acquisitions

On September 30, 2009, the Company acquired Schoeneman Beauty Supply, Inc. (“Schoeneman”), at a cost of approximately $71.0 million, subject to certain adjustments. The acquisition of Schoeneman, a 43-store beauty supply chain located in the central northeast United States, was pursuant to a merger agreement between Schoeneman, the former stockholders of Schoeneman and a subsidiary of the Company. The Company currently expects to realize approximately $10 million of future tax savings as a result of anticipated incremental depreciation and amortization tax deductions relating to the assets acquired in this transaction. Goodwill of approximately

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

$61.0 million was recorded as a result of this acquisition. In addition, during the fiscal year 2009, the Company completed several other individually immaterial acquisitions at an aggregate cost of $11.3 million. The purchase prices of all acquisitions completed during the fiscal year 2009 have been allocated to assets acquired and liabilities assumed based on their preliminary estimated fair values at the date of acquisition. The final valuation of the assets acquired and liabilities assumed will be completed during fiscal year 2010. Generally, we funded these acquisitions with cash from operations.

On May 7, 2008, the Company acquired Pro-Duo, N.V., a 40-store beauty supply chain located in Belgium, France and Spain for €19.3 million (approximately $29.8 million) plus incidental acquisition costs capitalized, subject to certain adjustments.  The acquisition was funded through $29.8 million in cash and borrowings on our ABL facility. We also assumed €3.0 million (approximately $4.7 million) of debt from Pro-Duo in connection with the acquisition. Goodwill of $23.9 million and certain identifiable intangible assets of $11.4 million were recorded as a result of such acquisition and are not expected to be deductible for tax purposes. Of this amount, $10.2 million was assigned to registered trade names and $1.2 million to other identifiable intangible assets, which will be amortized over a weighted average life of approximately eight years. In addition, during the fiscal year 2008, the Company completed several other individually immaterial acquisitions at an aggregate cost of $22.9 million of which a significant portion was allocated to intangible assets and goodwill. The purchase prices of these acquisitions have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The final valuation of the assets and liabilities acquired was completed during the fiscal year 2009. We funded these acquisitions with cash from operations and borrowings on our ABL facility.

In February 2007, the Company acquired Chapelton 21 Limited, a private company based in Scotland (which we refer to as “Salon Services”) for an aggregate cash purchase price of approximately $57.8 million. Certain of the Company’s subsidiaries financed the purchase price through a draw-down of approximately $57.0 million under the ABL facility. In addition, the Company extinguished approximately $3.9 million of Salon Services’ debt. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd., supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland, Spain and Norway. Goodwill of $30.0 million and certain identifiable intangible assets of $17.6 million were recorded as a result of such acquisition and are not expected to be deductible for tax purposes. Of this amount, $14.4 million was assigned to registered trade names and $3.2 million to other identifiable intangible assets, which will be amortized over a weighted average life of approximately five years. Salon Services is included in the Sally Beauty Supply segment. The purchase price of Salon Services was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and were subsequently adjusted when more accurate valuations became available.

In addition, during fiscal year 2007 the Company made five other individually immaterial acquisitions, which were accounted for using the purchase method. None of these acquisitions individually had a material impact on the Company’s consolidated results of operations. The results of operations for two of the acquisitions are included in the Sally Beauty Supply segment and these acquisitions included the recording of: (i) goodwill in the amount of $3.4 million and (ii) certain intangible assets of $0.6 million. The results of operations for the remaining acquisitions are included in the BSG segment, and these acquisitions included the recording of: (i) goodwill in the amount of $0.3 million and (ii) certain intangible assets of $2.9 million. The intangible assets acquired were amortized over a weighted average life of approximately one year.

The valuation of identifiable intangible assets of Pro-Duo, Salon Services and Salon Success was determined using discounted cash flow methods with the assistance of third-party valuation experts. The acquired entities have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the entities have been included in the consolidated financial statements since their respective dates of acquisition.

16.   Related Party Transactions

In January 2007, the Company entered into an agreement with Sally Beauty under which the Company agreed to provide certain general and administrative services to Sally Beauty including accounting, finance, payroll, legal and tax sharing services. The cost of these services, which were based on a percentage of certain key employees’ salaries and benefits, is approximately $182,000 per month, and totaled approximately $2.2 million, $2.1 million and $1.0 million for fiscal years 2009, 2008 and 2007, respectively.  The cost of these services may not necessarily be indicative of the costs which would be incurred by Sally Beauty as an independent stand alone entity.

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Where allowed by current tax law, the Company is included in the consolidated income tax returns filed by Sally Beauty.  The Company’s provision for income taxes is recorded on the basis of filing a separate income tax return.  Income taxes currently payable or receivable under the consolidated income tax returns are paid to or received from Sally Beauty.

As of September 30, 2009 and 2008, the Company had a net intercompany payable to Sally Beauty of approximately $22.0 million and $17.2 million, respectively. This consists primarily of income tax and share-based compensation expenses, which are partially offset by general and administrative services provided to Sally Beauty.

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

Prior to the Separation Transactions, the Company purchased inventory and conducted business with, and/or had transactions with, Alberto-Culver and its subsidiaries. In fiscal year 2007, the Company purchased inventory from Alberto-Culver of approximately $3.7 million.

Alberto-Culver and its affiliates performed certain administrative services for the Company and incurred certain direct expenses on behalf of the Company prior to the Separation Transactions. Costs for certain administrative services and other corporate functions and direct expenses incurred on behalf of the Company were allocated by Alberto-Culver to the Company and totaled $1.0 million in fiscal year 2007. These amounts are included in selling, general and administrative expenses in the consolidated statements of earnings and are classified as part of unallocated expenses for the Company’s segment reporting purposes.

Alberto-Culver also charged the Company a sales-based service fee under the consulting, business development and advisory services agreement between Alberto-Culver and certain subsidiaries of the Company. The sales-based service fees totaled $3.8 million in fiscal year 2007. Management believes that had the Company been operating as a stand-alone entity not affiliated with Alberto-Culver during all of fiscal year 2007, the Company likely would not have needed to engage any third party or incur additional costs as a stand-alone company for the services provided to its subsidiaries under these agreements.

The Company also had an agreement with Alberto-Culver that required the Company to make equity distributions to Alberto-Culver whenever employees of the Company exercised Alberto-Culver stock options. During fiscal year 2007, the Company paid $4.8 million to Alberto-Culver in connection with this agreement.

17.   Business Segments and Geographic Area Information

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores, which offers professional beauty supplies to both salon professionals and retail customers; and (ii) BSG, a full service beauty supply distributor, which offers professional brands of beauty products directly to salons through its own sales force and professional only stores in certain exclusive geographical territories primarily in North and South America and parts of Europe.

In connection with the Separation Transactions, in the fiscal year 2007 the Company’s management evaluated the structure of its internal organization to identify and separate the costs incurred at the corporate level from the business units, as well as costs incurred that benefit both the Sally Beauty Supply and BSG segments. Accordingly, management defined its reportable segments as Sally Beauty Supply and BSG, to report these segments separately from the Company’s shared corporate expenses, and revised the comparable prior years for comparability purposes.

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2009, 2008 and 2007.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Business Segments Information

Segment data for the fiscal years ended September 30, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended September 30,
	2009	2008(a)	2007(a)
Net sales:
Sally Beauty Supply	$1,695,652	$1,672,897	$1,569,088
BSG	940,948	975,294	944,684
Total	$2,636,600	$2,648,191	$2,513,772
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$283,872	$285,615	$272,364
BSG	91,604	80,927	63,456
Segment operating profit	375,476	366,542	335,820
Unallocated expenses(b)	(62,289)	(66,499)	(62,570)
Share-based compensation expense	(7,992)	(9,614)	(12,267)
Sales based service fee charges by Alberto-Culver	—	—	(3,779)
Transaction expenses (c)	—	—	(21,502)
Interest expense, net of interest income	(132,043)	(158,897)	(145,972)
Total	$173,152	$131,532	$89,730
Identifiable assets:
Sally Beauty Supply	$652,184	$696,780	$555,252
BSG	792,879	752,029	757,276
Sub-total	1,445,063	1,448,809	1,312,528
Shared services	45,447	76,849	91,733
Total	$1,490,510	$1,525,658	$1,404,261
Depreciation and amortization:
Sally Beauty Supply	$24,175	$23,134	$20,377
BSG	18,735	20,666	17,686
Corporate	4,156	4,733	4,542
Total	$47,066	$48,533	$42,605
Capital expenditures:
Sally Beauty Supply	$23,203	$22,094	$20,831
BSG	8,470	18,683	27,941
Corporate	5,644	4,799	4,573
Total	$37,317	$45,576	$53,345

(a)	Certain amounts for prior years have been reclassified to conform to the current year’s presentation.

(b)

Unallocated expenses consist of corporate and shared costs. The amounts include $1.0 million of overhead charges allocated from Alberto-Culver for the fiscal year 2007. There were no such charges after the Separation Transactions.

(c)	Transaction expenses are one-time charges associated with the Separation Transactions in the fiscal year 2007. Please see Note 3 for additional information.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Geographic Area Information

Geographic data for the fiscal years ended September 30, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007
Net sales:(a)
United States	$2,202,218	$2,170,708	$2,110,864
Foreign	434,382	477,483	402,908
Total	$2,636,600	$2,648,191	$2,513,772
Identifiable assets:
United States	$1,105,026	$1,098,614	$972,094
Foreign	340,037	350,195	340,434
Shared services	45,447	76,849	91,733
Total	$1,490,510	$1,525,658	$1,404,261

(a)	Net sales are attributable to individual countries based on the location of the customer.

18.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2009 and 2008, the Condensed Consolidated Statements of Earnings for the years ended September 30, 2009, 2008 and 2007, and the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007 of: (i) Sally Holdings LLC, or “the Parent;” (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Parent on a consolidated basis.

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Assets
Cash and cash equivalents	$20	$37,593	$16,834	$—	$54,447
Trade accounts and other receivables, less allowance for doubtful accounts	—	49,128	18,611	—	67,739
Due from affiliates		297,407	11,169	(308,576)	—
Inventories	—	439,396	120,293	—	559,689
Prepaid expenses	113	9,165	8,983	—	18,261
Deferred income tax assets	929	18,015	(3,315)	—	15,629
Property and equipment, net	—	115,459	35,790	—	151,249
Investment in subsidiaries	1,320,325	265,511	—	(1,585,836)	—
Goodwill and other intangible assets, net	—	427,555	145,265	—	572,820
Other assets	33,384	12,655	4,637	—	50,676
Total assets	$1,354,771	$1,671,884	$358,267	$(1,894,412)	$1,490,510

Liabilities and Member’s (Deficit) Equity
Accounts payable	$—	$145,845	$47,747	$—	$193,592
Due to affiliates	276,767	11,169	20,640	(308,576)	—
Accrued expenses	30,994	102,573	20,275	—	153,842
Due to Sally Beauty	—	22,042	—	—	22,042
Income taxes	5,217	1,929	(1,317)	—	5,829
Long-term debt	1,673,856	191	3,483	—	1,677,530
Other liabilities	15,365	27,157	1,064	—	43,586
Deferred income tax liabilities	(7,089)	40,653	864	—	34,428
Total liabilities	1,995,110	351,559	92,756	(308,576)	2,130,849
Stock options subject to redemption	1,800	—	—	—	1,800
Total member’s (deficit) equity	(642,139)	1,320,325	265,511	(1,585,836)	(642,139)
Total liabilities and member’s (deficit) equity	$1,354,771	$1,671,884	$358,267	$(1,894,412)	$1,490,510

Sally Holdings LLC and Subsidiaries

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings

Fiscal Year Ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$2,169,528	$467,072	$—	$2,636,600
Related party sales	—	2,823	—	(2,823)	—
Cost of products sold and distribution expenses	—	1,127,447	268,659	(2,823)	1,393,283
Gross profit	—	1,044,904	198,413	—	1,243,317
Selling, general and administrative expenses	727	711,055	179,274	—	891,056
Depreciation and amortization	—	35,157	11,909	—	47,066
Sales-based service fee charged by Alberto-Culver	—	—	—	—	—
Transaction expenses	—	—	—	—	—
Operating earnings (loss)	(727)	298,692	7,230	—	305,195
Interest income	—	(205)	(140)	—	(345)
Interest expense	131,698	378	312	—	132,388
Earnings (losses) before provision for income taxes	(132,425)	298,519	7,058	—	173,152
Provision (benefit) for income taxes	(44,559)	107,193	5,790	—	68,424
Equity in earnings of subsidiaries (net of tax)	192,594	1,268	—	(193,862)	—
Net earnings	$104,728	$192,594	$1,268	$(193,862)	$104,728

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings

Fiscal Year Ended September 30, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$2,137,113	$511,078	$—	$2,648,191
Related party sales	—	2,827	—	(2,827)	—
Cost of products sold and distribution expenses	—	1,135,903	280,521	(2,827)	1,413,597
Gross profit	—	1,004,037	230,557	—	1,234,594
Selling, general and administrative expenses	827	787,586	107,219	—	895,632
Depreciation and amortization	—	36,082	12,451	—	48,533
Sales-based service fee charged by Alberto-Culver	—	—	—	—	—
Transaction expenses	—	—	—	—	—
Operating earnings (loss)	(827)	180,369	110,887	—	290,429
Interest income	—	(139)	(606)	—	(745)
Interest expense	158,762	423	457	—	159,642
Earnings (losses) before provision for income taxes	(159,589)	180,085	111,036	—	131,532
Provision (benefit) for income taxes	(61,598)	103,616	6,646	—	48,664
Equity in earnings of subsidiaries (net of tax)	180,859	104,390	—	(285,249)	—
Net earnings	$82,868	$180,859	$104,390	$(285,249)	$82,868

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

SALLY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings

Fiscal Year Ended September 30, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$2,079,580	$434,192	$—	$2,513,772
Related party sales	—	3,257	—	(3,257)	—
Cost of products sold and distribution expenses	—	1,117,424	245,858	(3,257)	1,360,025
Gross profit	—	965,413	188,334	—	1,153,747
Selling, general and administrative expenses	556	692,888	156,715	—	850,159
Depreciation and amortization	—	32,373	10,232	—	42,605
Sales-based service fee charged by Alberto-Culver	—	3,779	—	—	3,779
Transaction expenses	21,502	—	—	—	21,502
Operating earnings (loss)	(22,058)	236,373	21,387	—	235,702
Interest income	(3,426)	(331)	(655)	2,689	(1,723)
Interest expense	146,937	2,630	817	(2,689)	147,695
Earnings (losses) before provision for income taxes	(165,569)	234,074	21,225	—	89,730
Provision (benefit) for income taxes	(58,878)	92,146	7,901	—	41,169
Equity in earnings of subsidiaries (net of tax)	155,252	13,324	—	(168,576)	—
Net earnings	$48,561	$155,252	$13,324	$(168,576)	$48,561

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Fiscal Year Ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net cash provided by operating activities	$147,735	$49,387	$26,862	$—	$223,984

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	(24,705)	(12,395)	—	(37,100)
Acquisitions, net of cash acquired	—	(72,084)	(9,375)	—	(81,459)
Net cash used by investing activities	—	(96,789)	(21,770)	—	(118,559)

Cash Flows from Financing Activities:
Change in book cash overdraft	(1,633)	—	—	—	(1,633)
Proceeds from issuance of long-term debt	94,637	—	940	—	95,577
Repayments of long-term debt	(242,364)	(195)	(1,107)	—	(243,666)
Excess tax benefit from share-based compensation	—	(194)	—	—	(194)
Net cash used by financing activities	(149,360)	(389)	(167)	—	(149,916)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(850)	—	(850)
Net (decrease) increase in cash and cash equivalents	(1,625)	(47,791)	4,075	—	(45,341)
Cash and cash equivalents, beginning of period	1,645	85,384	12,759	—	99,788
Cash and cash equivalents, end of period	$20	$37,593	$16,834	$—	$54,447

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Fiscal Year Ended September 30, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net cash provided (used) by operating activities	$(64,781)	$144,625	$31,571	$—	$111,415

Cash Flows from Investing Activities:
Capital expenditures and proceeds from sale of property and equipment	—	(36,048)	(9,240)	—	(45,288)
Acquisitions, net of cash acquired	—	(14,896)	(37,978)	—	(52,874)
Net cash used by investing activities	—	(50,944)	(47,218)	—	(98,162)

Cash Flows from Financing Activities:
Change in book cash overdraft	—	1,633	—	—	1,633
Proceeds from issuance of long-term debt	496,185	72	31,478	—	527,735
Repayments of long-term debt	(449,285)	(250)	(33,150)	—	(482,685)
Debt issuance costs	—	—	—	—	—
Excess tax benefit from share-based compensation	—	451	—	—	451
Distributions to Sally Beauty	—	—	—	—	—
Distributions received (made)	19,519	(19,519)	—	—	—
Net cash provided (used) by financing activities	66,419	(17,613)	(1,672)	—	47,134

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,129	—	1,129
Net (decrease) increase in cash and cash equivalents	1,638	76,068	(16,190)	—	61,516
Cash and cash equivalents, beginning of period	7	9,316	28,949	—	38,272
Cash and cash equivalents, end of period	$1,645	$85,384	$12,759	$—	$99,788

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

SALLY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Fiscal Year Ended September 30, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net cash provided (used) by operating activities	$(203,959)	$230,104	$168,122	$—	$194,267

Cash Flows from Investing Activities:
Capital expenditures and proceeds from sale of property and equipment	—	(31,886)	(13,064)	—	(44,950)
Acquisitions, net of cash acquired	—	(11,170)	(65,244)	—	(76,414)
Net cash used by investing activities	—	(43,056)	(78,308)	—	(121,364)

Cash Flows from Financing Activities:
Change in book cash overdraft	—	(6,515)	—	—	(6,515)
Proceeds from issuance of long-term debt	2,204,625	—	—	—	2,204,625
Repayments of long-term debt	(430,012)	—	—	—	(430,012)
Debt issuance costs	(58,541)	—	—	—	(58,541)
Excess tax benefit from share-based compensation	—	780	—	—	780
Proceeds related to notes with affiliates	287,548	60,038	—	(347,586)	—
Payments related to notes with affiliates	—	(268,400)	(79,186)	347,586	—
Distributions to Sally Beauty.	(1,809,740)	—	—	—	(1,809,740)
Distributions to Alberto-Culver	(44,411)	—	—	—	(44,411)
Net cash provided (used) by financing activities	149,469	(214,097)	(79,186)	—	(143,814)

Effect of foreign exchange rate changes on cash and cash equivalents	705	(269)	1,176	—	1,612
Net (decrease) increase in cash and cash equivalents	(53,785)	(27,318)	11,804	—	(69,299)
Cash and cash equivalents, beginning of period	53,792	36,634	17,145	—	107,571
Cash and cash equivalents, end of period	$7	$9,316	$28,949	$—	$38,272

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

19.   Quarterly Financial Data (Unaudited)

Unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2009 and 2008 is summarized below (in thousands, except per share data):

Fiscal Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009:
Net sales	$645,576	$641,511	$673,337	$676,176
Gross profit	$303,544	$302,112	$317,845	$319,816
Net earnings	$17,207	$25,739	$32,855	$28,927

2008:
Net sales	$655,787	$643,346	$676,830	$672,228
Gross profit	$306,169	$298,424	$315,066	$314,935
Net earnings	$15,346	$13,780	$30,626	$23,116