Form 10-Q
period 2010-06-30
SALLY HOLDINGS LLC
filed 2010-08-04
CIK 1385720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2010

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

No voting or non-voting common equity of the registrant was held by non-affiliates of the registrant as of June 30, 2010.  As of July 30, 2010, all member units were owned by Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following are our consolidated balance sheets as of June 30, 2010 and September 30, 2009, our consolidated statements of earnings for the three and nine months ended June 30, 2010 and 2009 and our consolidated statements of cash flows for the nine months ended June 30, 2010 and 2009.  In November 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” which we refer to as Sally Holdings, and became an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc. in connection with our separation from Alberto-Culver.  In these financial statements and elsewhere in this Quarterly Report on Form 10-Q, we refer to these transactions as the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for additional information about the Separation Transactions.

SALLY HOLDINGS LLC AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales	$742,975	$673,337	$2,168,293	$1,960,424
Cost of products sold and distribution expenses	382,116	355,492	1,129,936	1,036,923
Gross profit	360,859	317,845	1,038,357	923,501
Selling, general and administrative expenses	253,730	222,039	747,956	662,050
Depreciation and amortization	12,666	11,642	36,985	34,860
Operating earnings	94,463	84,164	253,416	226,591
Interest expense	28,255	31,063	85,120	102,694
Earnings before provision for income taxes	66,208	53,101	168,296	123,897
Provision for income taxes	23,931	20,246	62,792	48,096
Net earnings	$42,277	$32,855	$105,504	$75,801

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2010	September 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,303	$54,447
Trade accounts receivable, less allowance for doubtful accounts of $2,316 at June 30, 2010 and $2,266 at September 30, 2009	52,172	43,649
Other receivables	29,924	24,090
Inventory	586,573	559,689
Prepaid expenses	22,649	18,261
Deferred income tax assets	15,697	15,629
Total current assets	735,318	715,765
Property and equipment, net of accumulated depreciation of $288,161 at June 30, 2010 and $265,329 at September 30, 2009	163,958	151,249
Goodwill	478,963	494,135
Other intangible assets, net of accumulated amortization of $30,445 at June 30, 2010 and $24,357 at September 30, 2009	96,732	78,685
Other assets	40,791	50,676
Total assets	$1,515,762	$1,490,510
Liabilities and Member’s Deficit
Current liabilities:
Current maturities of long-term debt	$14,477	$24,517
Accounts payable	223,705	193,592
Accrued liabilities	143,129	153,842
Due to Sally Beauty	32,795	22,042
Income taxes payable	7,872	5,829
Total current liabilities	421,978	399,822
Long-term debt	1,572,265	1,653,013
Other liabilities	41,822	43,586
Deferred income tax liabilities	36,834	34,428
Total liabilities	2,072,899	2,130,849
Stock options subject to redemption	1,639	1,800
Member’s deficit:

Member’s deficit	(520,737)	(626,241)

Accumulated other comprehensive loss, net of tax	(38,039)	(15,898)
Total member’s deficit	(558,776)	(642,139)
Total liabilities and member’s deficit	$1,515,762	$1,490,510

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net earnings	$105,504	$75,801
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36,985	34,860
Share-based compensation expense	9,445	6,336
Amortization of deferred financing costs	5,912	6,289
Excess tax (benefit) shortfall from share-based compensation	(59)	204
Net gain on disposal of leaseholds and other property	(33)	(66)
Net loss on extinguishment of debt	766	715
Deferred income taxes	2,511	1,019
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	871	3,986
Other receivables	(5,184)	(2,255)
Inventory	(23,804)	30,683
Prepaid expenses	(4,258)	(1,835)
Other assets	3,116	571
Accounts payable and accrued liabilities	16,977	23,889
Income taxes payable	342	(6,858)
Due to Sally Beauty	1,146	(2,911)
Other liabilities	(2,255)	(5,972)
Net cash provided by operating activities	147,982	164,456
Cash Flows from Investing Activities:
Capital expenditures	(36,011)	(26,290)
Proceeds from sale of property and equipment	110	147
Acquisitions, net of cash acquired	(34,445)	(1,987)
Net cash used by investing activities	(70,346)	(28,130)
Cash Flows from Financing Activities:
Change in book cash overdraft	—	(1,586)
Proceeds from issuance of long-term debt	232,000	95,104
Repayments of long-term debt	(334,025)	(223,267)
Excess tax benefit (shortfall) from share-based compensation	59	(204)
Net cash used by financing activities	(101,966)	(129,953)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,814)	(219)
Net (decrease) increase in cash and cash equivalents	(26,144)	6,154
Cash and cash equivalents, beginning of period	54,447	99,788
Cash and cash equivalents, end of period	$28,303	$105,942

Supplemental Cash Flow Information:

Interest paid	$100,241	$116,995
Income taxes paid, net	$4,896	$5,205

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

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Holdings is a wholly-owned subsidiary of Sally Investment, a wholly-owned subsidiary of Sally Beauty.  All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty. The Company was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became a wholly-owned subsidiary of Sally Investment and an indirect subsidiary of Sally Beauty in connection with the separation of its business from Alberto-Culver. The Company and its consolidated subsidiaries sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores in the U.S., Puerto Rico, Mexico, Canada, Chile, Belgium, France, Italy, the United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe and to franchises in the southern and southwestern U.S. and in Mexico through the operations of its subsidiary Armstrong McCall. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

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

Basis of Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2010 and September 30, 2009, its consolidated results of operations for the three and nine months ended June 30, 2010 and 2009 and its consolidated cash flows for the nine months ended June 30, 2010 and 2009.

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

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

significant changes in the methods and significant assumptions used to estimate the fair value of the Company’s financial instruments since September 30, 2009.

The carrying amounts of cash and cash equivalents, trade and other accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The aggregate fair value of the interest rate swap agreements held at June 30, 2010 was a net liability of $15.8 million included in other liabilities in the Company’s consolidated balance sheet. Fair value amounts reported for these agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. Please see Note 8 for more information about the Company’s interest rate swaps.

The aggregate fair value of all foreign currency option agreements held at June 30, 2010 was a net asset of $0.5 million included in prepaid expenses in the Company’s consolidated balance sheet. Fair value amounts reported for these agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. Please see Note 8 for more information about the Company’s foreign currency options.

At June 30, 2010, the fair value of the Company’s long-term debt (including capital leases) was approximately $1,582.7 million, while the carrying amount in the Company’s consolidated balance sheet was $1,586.7 million. Fair value amounts reported for long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

As required by Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, as amended, the Company records all derivative instruments on its balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative instrument in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the impact on earnings of the hedged transaction or transactions. The Company may from time to time enter into derivative contracts that are intended to hedge certain economic risks even though hedge accounting does not apply or the Company elects not to apply hedge accounting to such derivative contracts. Please see Note 8 for more details about the Company’s derivative instruments and hedging activities as of June 30, 2010.

The Company has adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to its financial instruments.  ASC 820, as amended, establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of that hierarchy are defined as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data; and

Level 3 - Unobservable inputs for the asset or liability.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company measures certain financial instruments at fair value on a recurring basis, including interest rate swaps and foreign currency options. In accordance with ASC 820, the Company categorized certain of its financial assets and liabilities, based on priority of the inputs to the valuation technique for the instruments, as follows at June 30, 2010 (in thousands):

	As of June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency options (b)	$458		$458
Total assets	$458		$458
Liabilities
Long-term debt (a)	$1,582,653	$737,625	$845,028
Hedged interest rate swaps (b)	15,750	—	15,750
Total liabilities	$1,598,403	$737,625	$860,778

(a)   Long-term debt, which is carried at amortized cost in the Company’s financial statements, is valued using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

(b)   Interest rate swaps and foreign currency options are valued using internal models based on market observable inputs, including market interest rates and foreign currency exchange rates, as appropriate. Please see Note 8 for more information about the Company’s interest rate swaps and foreign currency options.

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

(b)   Interest rate swaps are valued using internal models based on market observable inputs, including market interest rates. Please see Note 8 for more information about the Company’s interest rate swaps.

3.  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the accounting standards for business combinations. This new standard (currently contained in ASC 805, Business Combinations (“ASC 805”)), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaced the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. The Company adopted this standard during the first quarter of its fiscal year 2010. Selling, general and administrative expenses for the nine months ended June 30, 2010 includes approximately $0.5 million of expenses related to acquisitions.

In April 2008, the FASB amended ASC 350, Intangibles and Other (“ASC 350”). This new accounting standard, currently contained in ASC 350-30-35, specifically amends the factors that should be considered in developing

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted this standard during the first quarter of its fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which amended ASC 820 as it relates to the measurement of liabilities at fair value, effective for interim reporting periods beginning after August 26, 2009. More specifically, this amendment provided clarification for liabilities in which a quoted price in an active market for an identical liability is not available. The Company adopted this amendment during the first quarter of its fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 which amended ASC 820 as it relates to certain disclosures of fair value measurements. This amendment requires, among other things, (a) disclosure of the sensitivity of an entity’s fair value measurements using Level 3 inputs to changes in such inputs, (b) a reconciliation of changes in such fair value measurements and (c) disclosure of transfers between fair value measurements using Level 1 and 2 inputs, if any. The Company adopted this amendment during the second quarter of its fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company adopted the provisions of ASC 855, Subsequent Events (“ASC 855”), during the third quarter of its fiscal year 2009. ASC 855 establishes standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before the financial statements are issued and requires the disclosure, among other things, of the date through which an entity has evaluated subsequent events. In February 2010, the FASB issued ASU No. 2010-09 which amended ASC 855. This amendment, which was effective upon issuance, removed the requirement for SEC registrants to disclose the date through which such registrants have evaluated subsequent events.

4.   Accumulated Comprehensive Income (Loss)

Comprehensive income consists of net earnings, foreign currency translation adjustments and deferred (loss) gain on interest rate swaps as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net earnings	$42,277	$32,855	$105,504	$75,801
Other comprehensive income adjustments:
Foreign currency translation adjustments (a)	(14,214)	21,653	(21,905)	(17,857)
Deferred (loss) gain on interest rate swaps (b)	(395)	2,968	(236)	(9,241)
Comprehensive income	$27,668	$57,476	$83,363	$48,703

(a)   There were no income tax amounts related to foreign currency translation adjustments recorded in other comprehensive income for the three and nine months ended June 30, 2010 and 2009.

(b)   Amounts are net of an income tax benefit of $0.3 million and income tax expense of $1.9 million for the three months ended June 30, 2010 and 2009, and net of an income tax benefit of $0.1 million and $5.8 million for the nine months ended June 30, 2010 and 2009, respectively.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The components of accumulated other comprehensive (loss) income, net of tax, as of June 30, 2010 and September 30, 2009 are as follows (in thousands):

	As of June 30, 2010			As of September 30, 2009
	Amount Before Tax	Deferred Tax	Net Amount	Amount Before Tax	Deferred Tax	Net Amount
Cumulative foreign currency translation adjustments	$(28,400)	$—	$(28,400)	$(6,495)	$—	$(6,495)
Deferred (losses) gains on interest rate swaps (a)	(15,750)	6,111	(9,639)	(15,365)	5,962	(9,403)
Total accumulated other comprehensive (loss) income, net of tax	$(44,150)	$6,111	$(38,039)	$(21,860)	$5,962	$(15,898)

(a)          See Note 8 for more information about our interest rate swaps.

5.  Share-Based Payments

Since November 16, 2006, the Company has been an indirect wholly-owned subsidiary of Sally Beauty and has no share-based plans of its own; however, certain employees and consultants of the Company have been granted stock options and share awards under the plans of Sally Beauty.

The Company accounts for stock option and stock awards, which include share-based payment plans, in accordance with ASC 718, Compensation — Stock Compensation. Accordingly, the Company measures the cost of employee and consultant services received in exchange for an award of equity instruments based on the fair value of the award on the grant date and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. On January 27, 2010, Sally Beauty adopted the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”), a share-based compensation plan which allows for the issuance of up to 29.8 million shares of Sally Beauty’s common stock.

Sally Beauty granted approximately 2.9 million and 2.7 million stock options to the Company’s employees and consultants during the nine months ended June 30, 2010 and 2009, respectively. The amounts for the nine months ended June 30, 2010 include 2.3 million stock options under the Sally Beauty Holdings 2007 Omnibus Incentive Plan (the “2007 Plan”), 0.5 million stock options under the Alberto-Culver Company Employee Stock Option Plan of 2003 (the “2003 Plan”) and 0.1 million stock options under the 2010 Plan. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $2.5 million and $2.0 million in the fiscal years 2010 and 2009, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms contained in the 2010 Plan, the 2007 Plan and certain predecessor share-based compensation plans such as the 2003 Plan.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Share-based compensation expense	$2,391	$1,444	$9,445	$6,336
Income tax benefit related to share-based compensation expense	$851	$435	$3,312	$1,800

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

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

The following table presents a summary of the activity for Sally Beauty’s stock options issued to the Company’s employees and consultants for the nine months ended June 30, 2010:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2009	10,025	$7.40	7.7	$10,678
Granted	2,917	7.46
Exercised	(71)	2.99
Forfeited or expired	(47)	8.62
Outstanding at June 30, 2010	12,824	$7.43	7.5	$16,683

Exercisable at June 30, 2010	5,868	$7.54	6.5	$8,705

The following table summarizes information about Sally Beauty’s stock options held by the Company’s employees and consultants under Sally Beauty’s option plans at June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2010 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2010 (in Thousands)	Weighted Average Exercise Price
$2.00	1,085	4.0	$2.00	1,085	$2.00
$5.24 – 9.66	11,739	7.8	7.94	4,783	8.80
Total	12,824	7.5	$7.43	5,868	$7.54

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

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

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

The weighted average fair value of the Sally Beauty stock options issued to the Company’s employees (and consultants) at the date of grant in the nine months ended June 30, 2010 and 2009 was $4.15 and $2.33 per option, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2010 was $0.5 million. Cash proceeds from these option exercises were $0.2 million and the tax benefit realized for the tax deductions from these option exercises was $0.2 million.

At June 30, 2010, approximately $12.0 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.3 years.

Stock Awards

Restricted Stock Awards

As an indirect subsidiary of Sally Beauty, the Company has no employee stock award plans; however certain employees and consultants of the Company have been granted restricted stock awards under Sally Beauty’s stock award plans. A restricted stock award is an award of shares of Sally Beauty’s common stock (which have full voting rights but are restricted with regard to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions contained in the 2010 Plan, the 2007 Plan and certain predecessor share-based compensation plans such as the 2003 Plan.

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

The following table presents a summary of the activity for Sally Beauty’s restricted stock awarded to the Company’s employees and consultants for the nine months ended June 30, 2010:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2009	331	$7.45	3.3
Granted	118	7.42
Vested	(81)	7.71
Forfeited	—	—
Unvested at June 30, 2010	368	$7.38	3.4

At June 30, 2010, approximately $2.2 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.4 years.

6.   Goodwill and Other Intangibles

During the nine months ended June 30, 2010, intangible assets subject to amortization in the amount of $22.9 million and $1.9 million were recorded in connection with the September 2009 acquisitions of Schoeneman Beauty Supply, Inc. and Distribuidora Intersalon Limitada, respectively. In addition, during the nine months ended June 30, 2010, intangible assets with indefinite lives in the amount of $0.9 million were recorded in connection with the acquisition of Distribuidora Intersalon Limitada. These amounts were previously reported in Goodwill pending the valuation of the assets acquired. Please see Note 15 to our financial statements contained in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The change in the carrying amounts of goodwill by operating segment for the nine months ended June 30, 2010 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2009	$73,208	$420,927	$494,135
Additions and purchase price adjustments (a)	18,627	1,664	20,291
Reclassifications	(2,780)	(22,920)	(25,700)
Foreign currency translation	(9,345)	(418)	(9,763)
Balance at June 30, 2010	$79,710	$399,253	$478,963

(a)   Please see Note 10 for additional information about businesses acquired.

The following table provides the carrying value for intangible assets with indefinite lives and the gross carrying value and accumulated amortization for intangible assets subject to amortization (which we refer to, in the aggregate, as “other intangible assets”) by operating segment at June 30, 2010 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at June 30, 2010
Intangible assets with indefinite lives:
Trade names	$18,987	$33,568	$52,555
Other intangibles	—	5,700	5,700
Total	18,987	39,268	58,255
Intangible assets subject to amortization:
Gross carrying amount	8,482	60,440	68,922
Accumulated amortization	(3,357)	(27,088)	(30,445)
Net value	5,125	33,352	38,477
Total other intangible assets, net	$24,112	$72,620	$96,732

Amortization expense was $2.0 million and $1.6 million for the three months ended June 30, 2010 and 2009, and $6.1 million and $4.5 million for the nine months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2010	$1,923
2011	7,059
2012	6,118
2013	3,657
2014	4,076
Thereafter	15,644
$38,477

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

7.   Long-Term Debt

Details of long-term debt are as follows (in thousands):

	As of June 30, 2010	Maturity dates	Interest Rates
ABL facility	$5,000	—	(i) Prime plus up to 0.50% or;
			(ii) LIBOR plus (1.00% to 1.50%)
Term Loan A	—	—
Term Loan B	863,856	Nov. 2013	(i) Prime plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%)(a)
Other (b)	6,311	2010-2014	4.05% to 6.75%
Total	$875,167

Senior notes	$430,000	Nov. 2014	9.25%
Senior subordinated notes	275,000	Nov. 2016	10.50%
Total	$705,000

Capitalized leases and other	$6,575
Less: current portion	(14,477)
Total long-term debt	$1,572,265

(a)                            At June 30, 2010, the interest rate for the term loan B is 2.6%.

(b)                           Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group NV. Please see Note 10.

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

The term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The senior term loan facilities may be prepaid at the option of the Company at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the senior term loan facilities) for any fiscal year unless a specified leverage ratio is met. In January 2010, the Company made a mandatory prepayment on the senior term loan facilities in the amount of $22.3 million. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of us over the twelve-month period following any such payment under the terms of the loan agreement. Additionally, borrowings under the senior term loan facility would be subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

During the nine months ended June 30, 2010, the Company also made optional prepayments in the aggregate amount of $82.7 million on its senior term loans. This amount includes $54.7 million prepaid during the quarter ended June 30, 2010 and, together with the mandatory prepayment discussed in the preceding paragraph, resulted in the prepayment in full of borrowings under the Term Loan A facility. In connection with the mandatory prepayment discussed in the preceding paragraph and the optional prepayments made during the nine months ended June 30, 2010, the Company recorded losses on extinguishment of debt in the aggregate amount of $0.8 million, which are included in interest expense in the Company’s consolidated statements of earnings.

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

Maturities of the Company’s long-term debt are as follows as of June 30, 2010 (in thousands):

Fiscal Year:
2010	$6,125
2011	10,621
2012	10,250
2013	10,130
2014	838,041
Thereafter	705,000
$1,580,167
Capital leases and other	6,575
Less: current portion	(14,477)
Total	$1,572,265

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. The agreements and instruments governing the debt of the Company and our subsidiaries contain material limitations on our ability to pay dividends and other restricted payments to our indirect parent, Sally Beauty.

Under the agreements and indentures governing the term loan facilities and the notes, we may not make certain restricted payments to Sally Beauty if a default then exists under the credit agreement or the indentures or if our consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment. As of June 30, 2010, our consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments we are able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60.0 million. If borrowing availability falls below this amount, we may nevertheless make restricted payments to Sally Beauty in the aggregate since the date of the Separation Transactions, together with the aggregate cash amount paid in acquisitions since said date, of not greater than $50.0 million, together with certain other exceptions. As of June 30, 2010, borrowing availability under the ABL facility exceeded $60.0 million. As of June 30, 2010, the net assets of the Company and its consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $284.4 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

8.   Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps.  The Company uses interest rate swaps as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loans are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by the Company of amounts based on a variable rate in exchange for the Company making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount. As of June 30, 2010, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Designated Cash Flow Hedges

In May 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million). These agreements expire on May 31, 2012, and are designated and qualify as effective cash flow hedges, in accordance with ASC 815. Accordingly, changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended June 30, 2010 or 2009. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for additional information about the Company’s interest rate swap agreements.

Amounts reported in OCI related to interest rate swaps are reclassified into interest expense, as a yield adjustment, in the same period in which interest on the Company’s variable-rate debt obligations affect earnings. Interest expense resulting from such reclassifications was $2.5 million and $2.4 million during the three months ended June 30, 2010 and 2009, and $7.6 million and $5.4 million during the nine months ended June 30, 2010 and 2009, respectively. During the twelve months ending June 30, 2011, the Company estimates that an additional $8.9 million, before income tax, of the amount reported in OCI will be reclassified into interest expense.

Non-designated Cash Flow Hedges

In connection with the Separation Transactions in November 2006, the Company entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with a notional amount of $350 million expired in November 2009. These interest rate swap agreements were not designated as hedges and, accordingly, the changes in fair value of these interest rate swap agreements (which were adjusted quarterly) were recorded in interest expense in our consolidated statements of earnings. Interest expense includes non-cash income of $2.5 million of marked-to-market adjustments related to these interest rate swaps for the three months ended June 30, 2009 with no comparable amount for the three months ended June 30, 2010. Interest expense includes non-cash income of $2.4 million and $1.7 million of marked-to-market adjustments related to these interest rate swaps for the nine months ended June 30, 2010 and 2009, respectively. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for additional information about these interest rate swap agreements.

As a result of the Company’s acquisition of Sinelco Group NV (“Sinelco”) on December 16, 2009, the Company, through Sinelco, uses foreign currency options (including, at June 30, 2010, foreign currency put options with an aggregate notional amount of €2.9 million ($3.6 million, at the June 30, 2010 exchange rate) and foreign currency call options with an aggregate notional amount of €1.8 million ($2.2 million, at the June 30, 2010 exchange rate)) to manage the exposure to certain non-Euro currencies resulting from Sinelco’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency option agreements are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments (which are adjusted quarterly) are recorded in our consolidated statements of earnings. Included in selling, general and administrative expenses are gains of $0.4 million and $0.7 million related to these foreign currency options, including marked-to-market adjustments, for the three and nine months ended June 30, 2010, respectively. Please see Note 10 for information about the acquisition of Sinelco.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2010 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of June 30, 2010		As of June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other liabilities	$15,750
Total derivatives designated as hedging instruments		$—		$15,750

Derivatives not designated as hedging instruments:
Foreign Currency Options	Prepaid expenses	$458	Accrued liabilities	$—
Interest Rate Swaps	Prepaid expenses	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		$458		$—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2009 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of September 30, 2009		As of September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other liabilities	$15,365
Total derivatives designated as hedging instruments		$—		$15,365

Derivatives not designated as hedging instruments:
Interest Rate Swaps	Prepaid expenses	$—	Accrued liabilities	$2,356
Total derivatives not designated as hedging instruments		$—		$2,356

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended June 30, 2010 and 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Three Months Ended June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(395)	Interest expense	$(2,491)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options	Selling, general and administrative expenses	$439
Interest Rate Swaps	Interest expense	—
Total derivatives not designated as hedging instruments		$439

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Three Months Ended June 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$2,968	Interest expense	$(2,397)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense	$(964)

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the nine months ended June 30, 2010 and 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Nine Months Ended June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(236)	Interest expense	$(7,562)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options	Selling, general and administrative expenses	$700
Interest Rate Swaps	Interest expense	(24)
Total derivatives not designated as hedging instruments		$676

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Nine Months Ended June 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(9,241)	Interest expense	$(5,410)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense	$(7,152)

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of June 30, 2010, the fair value of interest rate swaps in a liability position related to these agreements was $15.8 million and the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $16.2 million, including accrued interest and other termination costs.

The Company’s foreign operations expose the Company to fluctuations in foreign currency exchange rates and foreign interest rates.  These fluctuations may impact, among other things, the amount of the Company’s future cash flows in terms of the Company’s functional currency, the U.S. dollar.  As a result of the Company’s acquisition of Sinelco on December 16, 2009, the Company, through Sinelco, uses foreign currency options to manage the exposure to certain non-Euro currencies resulting from Sinelco’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. Please see Note 10 for information about the acquisition of Sinelco.

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

9.   Income Taxes

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

The IRS has initiated an examination of Sally Beauty’s consolidated federal income tax returns for the fiscal years ended September 30, 2008 and 2007. The IRS had previously audited Sally Beauty’s consolidated federal income tax returns through the tax year ended September 30, 2006, thus the statute remains open from the year ended September 30, 2007 forward.  Our foreign subsidiaries are impacted by various statutes of limitations, which are

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

generally open from 2004 forward. Generally, states’ statutes in the United States are open for tax reviews from 2005 forward.

10.   Acquisitions

On December 16, 2009, the Company acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.2 million (approximately $36.6 million). Sinelco serves over 1,500 customers through a product catalog and website and has sales throughout Europe. Goodwill of $17.2 million was recorded as a result of this acquisition. In addition, during the nine months ended June 30, 2010, the Company completed several other individually immaterial acquisitions at an aggregate cost of $5.3 million and recorded goodwill in the amount of $3.1 million. The valuation of the assets acquired and liabilities assumed in connection with all acquisitions completed during the nine months ended June 30, 2010 was based on their estimated fair values at the acquisition date. The final valuation of the assets acquired and liabilities assumed will be completed during the fiscal year 2010.

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

Sales between segments, which were eliminated in consolidation, were not material during the periods ended June 30, 2010 and 2009.  Segment data for the three and nine months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Net sales:
Sally Beauty Supply	$467,428	$434,732	$1,359,377	$1,257,607
BSG	275,547	238,605	808,916	702,817
Total net sales	$742,975	$673,337	$2,168,293	$1,960,424
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$85,116	$76,748	$235,743	$212,413
BSG	30,086	25,632	81,709	66,227
Total segment operating profit	115,202	102,380	317,452	278,640
Unallocated corporate expenses (a)	(18,348)	(16,772)	(54,591)	(45,713)
Share-based compensation expense	(2,391)	(1,444)	(9,445)	(6,336)
Interest expense	(28,255)	(31,063)	(85,120)	(102,694)
Earnings before provision for income taxes	$66,208	$53,101	$168,296	$123,897

(a)   Unallocated expenses consist of corporate and shared costs.

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

12.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of June 30, 2010 and September 30, 2009, the condensed consolidated statements of earnings for the three and nine months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2010 and 2009 of: (i) Sally Holdings, or “the Parent;” (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Parent on a consolidated basis.

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

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Assets
Cash and cash equivalents	$20	$8,837	$19,446	$—	$28,303
Trade accounts and other receivables, less allowance for doubtful accounts	—	53,064	29,032	—	82,096
Due from affiliates	—	509,463	5,977	(515,440)	—
Inventory	—	458,263	128,310	—	586,573
Prepaid expenses	107	10,807	11,735	—	22,649
Deferred income tax assets	928	18,016	(3,247)	—	15,697
Property and equipment, net	—	116,681	47,277	—	163,958
Investment in subsidiaries	1,506,360	294,678	—	(1,801,038)	—
Goodwill and other intangible assets, net	—	425,693	150,002	—	575,695
Other assets	26,705	9,215	4,871	—	40,791
Total assets	$1,534,120	$1,904,717	$393,403	$(2,316,478)	$1,515,762

Liabilities and Member’s (Deficit) Equity
Accounts payable	$—	$177,992	$45,713	$—	$223,705
Due to affiliates	494,534	5,977	14,929	(515,440)	—
Accrued liabilities	8,911	111,100	23,118	—	143,129
Due to Sally Beauty	—	32,795	—	—	32,795
Income taxes payable	4,038	3,378	456	—	7,872
Long-term debt	1,573,856	99	12,787	—	1,586,742
Other liabilities	15,750	25,065	1,007	—	41,822
Deferred income tax liabilities	(5,832)	41,951	715	—	36,834
Total liabilities	2,091,257	398,357	98,725	(515,440)	2,072,899
Stock options subject to redemption	1,639	—	—	—	1,639
Total member’s (deficit) equity	(558,776)	1,506,360	294,678	(1,801,038)	(558,776)
Total liabilities and member’s (deficit) equity	$1,534,120	$1,904,717	$393,403	$(2,316,478)	$1,515,762

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Assets
Cash and cash equivalents	$20	$37,593	$16,834	$—	$54,447
Trade accounts and other receivables, less allowance for doubtful accounts	—	49,128	18,611	—	67,739
Due from affiliates	—	297,407	11,169	(308,576)	—
Inventory	—	439,396	120,293	—	559,689
Prepaid expenses	113	9,165	8,983	—	18,261
Deferred income tax assets	929	18,015	(3,315)	—	15,629
Property and equipment, net	—	115,459	35,790	—	151,249
Investment in subsidiaries	1,320,325	265,511	—	(1,585,836)	—
Goodwill and other intangible assets, net	—	427,555	145,265	—	572,820
Other assets	33,384	12,655	4,637	—	50,676
Total assets	$1,354,771	$1,671,884	$358,267	$(1,894,412)	$1,490,510

Liabilities and Member’s (Deficit) Equity
Accounts payable	$—	$145,845	$47,747	$—	$193,592
Due to affiliates	276,767	11,169	20,640	(308,576)	—
Accrued liabilities	30,994	102,573	20,275	—	153,842
Due to Sally Beauty	—	22,042	—	—	22,042
Income taxes payable	5,217	1,929	(1,317)	—	5,829
Long-term debt	1,673,856	191	3,483	—	1,677,530
Other liabilities	15,365	27,157	1,064	—	43,586
Deferred income tax liabilities	(7,089)	40,653	864	—	34,428
Total liabilities	1,995,110	351,559	92,756	(308,576)	2,130,849
Stock options subject to redemption	1,800	—	—	—	1,800
Total member’s (deficit) equity	(642,139)	1,320,325	265,511	(1,585,836)	(642,139)
Total liabilities and member’s (deficit) equity	$1,354,771	$1,671,884	$358,267	$(1,894,412)	$1,490,510

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings

Three months ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$605,792	$137,183	$—	$742,975
Related party sales	—	698	—	(698)	—
Cost of products sold and distribution expenses	—	306,367	76,447	(698)	382,116
Gross profit	—	300,123	60,736	—	360,859
Selling, general and administrative expenses	129	199,961	53,640	—	253,730
Depreciation and amortization	—	9,233	3,433	—	12,666
Operating earnings (loss)	(129)	90,929	3,663	—	94,463
Interest income		(26)	(22)	—	(48)
Interest expense	28,090	19	194	—	28,303
Earnings (losses) before provision for income taxes	(28,219)	90,936	3,491	—	66,208
Provision (benefit) for income taxes	(10,624)	34,201	354	—	23,931
Equity in earnings of subsidiaries (net of tax)	59,872	3,137	—	(63,009)	—
Net earnings	$42,277	$59,872	$3,137	$(63,009)	$42,277

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings

Three months ended June 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$557,884	$115,453	$—	$673,337
Related party sales	—	701	—	(701)	—
Cost of products sold and distribution expenses	—	288,788	67,405	(701)	355,492
Gross profit	—	269,797	48,048	—	317,845
Selling, general and administrative expenses	130	178,141	43,768	—	222,039
Depreciation and amortization	—	8,792	2,850	—	11,642
Operating earnings (loss)	(130)	82,864	1,430	—	84,164
Interest income	—	(60)	(57)	—	(117)
Interest expense	30,982	122	76	—	31,180
Earnings (losses) before provision for income taxes	(31,112)	82,802	1,411	—	53,101
Provision (benefit) for income taxes	(8,735)	26,242	2,739	—	20,246
Equity in earnings of subsidiaries (net of tax)	55,232	(1,328)	—	(53,904)	—
Net earnings	$32,855	$55,232	$(1,328)	$(53,904)	$32,855

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings

Nine months ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$1,765,152	$403,141	$—	$2,168,293
Related party sales	—	2,172	—	(2,172)	—
Cost of products sold and distribution expenses	—	908,404	223,704	(2,172)	1,129,936
Gross profit	—	858,920	179,437	—	1,038,357
Selling, general and administrative expenses	458	587,457	160,041	—	747,956
Depreciation and amortization	—	27,134	9,851	—	36,985
Operating earnings (loss)	(458)	244,329	9,545	—	253,416
Interest income	—	(59)	(64)	—	(123)
Interest expense	84,575	80	588	—	85,243
Earnings (losses) before provision for income taxes	(85,033)	244,308	9,021	—	168,296
Provision (benefit) for income taxes	(32,015)	92,516	2,291	—	62,792
Equity in earnings of subsidiaries (net of tax)	158,522	6,730	—	(165,252)	—
Net earnings	$105,504	$158,522	$6,730	$(165,252)	$105,504

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings

Nine months ended June 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$1,623,260	$337,164	$—	$1,960,424
Related party sales	—	2,141	—	(2,141)	—
Cost of products sold and distribution expenses	—	846,644	192,420	(2,141)	1,036,923
Gross profit	—	778,757	144,744	—	923,501
Selling, general and administrative expenses	473	527,555	134,022	—	662,050
Depreciation and amortization		26,528	8,332	—	34,860
Operating earnings (loss)	(473)	224,674	2,390	—	226,591
Interest income	—	(171)	(150)	—	(321)
Interest expense	102,494	275	246	—	103,015
Earnings (losses) before provision for income taxes	(102,967)	224,570	2,294	—	123,897
Provision (benefit) for income taxes	(38,881)	85,443	1,534	—	48,096
Equity in earnings of subsidiaries (net of tax)	139,887	760	—	(140,647)	—
Net earnings	$75,801	$139,887	$760	$(140,647)	$75,801

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine months ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Net cash provided (used) by operating activities	$100,000	$(1,145)	$49,127	$—	$147,982

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	(23,701)	(12,200)	—	(35,901)
Acquisitions, net of cash acquired	—	(3,876)	(30,569)	—	(34,445)
Net cash used by investing activities	—	(27,577)	(42,769)	—	(70,346)

Cash Flows from Financing Activities:
Change in book cash overdraft	—	—	—	—	—
Proceeds from issuance of long-term debt	232,000	—	—	—	232,000
Repayments of long-term debt	(332,000)	(93)	(1,932)	—	(334,025)
Excess tax benefit from share-based compensation	—	59	—	—	59
Net cash used by financing activities	(100,000)	(34)	(1,932)	—	(101,966)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,814)	—	(1,814)

Net increase (decrease) in cash and cash equivalents	—	(28,756)	2,612	—	(26,144)
Cash and cash equivalents, beginning of period	20	37,593	16,834	—	54,447
Cash and cash equivalents, end of period	$20	$8,837	$19,446	$—	$28,303

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Nine months ended June 30, 2009

(In thousands)

		Guarantor	Non- Guarantor		Sally Holdings LLC &
	Parent	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries

Net cash provided by operating activities	$127,734	$22,839	$13,883	$—	$164,456

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	(17,144)	(8,999)	—	(26,143)
Acquisitions, net of cash acquired	—	(1,280)	(707)	—	(1,987)

Net cash used by investing activities	—	(18,424)	(9,706)	—	(28,130)

Cash Flows from Financing Activities:
Change in book cash overdraft	(1,586)	—	—	—	(1,586)
Proceeds from issuance of long-term debt	94,637	—	467	—	95,104
Repayments of long-term debt	(222,364)	(159)	(744)	—	(223,267)
Excess tax shortfall from share-based compensation	—	(204)	—	—	(204)

Net cash used by financing activities	(129,313)	(363)	(277)	—	(129,953)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(219)	—	(219)
Net (decrease) increase in cash and cash equivalents	(1,579)	4,052	3,681	—	6,154
Cash and cash equivalents, beginning of period	1,645	85,384	12,759	—	99,788
Cash and cash equivalents, end of period	$66	$89,436	$16,440	$—	$105,942

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

Highlights For the Nine Months Ended June 30, 2010:

•                  Our consolidated same store sales increased by 4.4% for the nine months ended June 30, 2010;

•                  Our consolidated net sales for the nine months ended June 30, 2010, increased by $207.9 million, or 10.6%, to $2,168.3 million compared to $1,960.4 million for the nine months ended June 30, 2009;

•                  Net sales reported for the nine months ended June 30, 2010, reflect approximately $21.1 million, or 1.1%, in positive impact from changes in foreign exchange rates;

•                  Our consolidated gross profit for the nine months ended June 30, 2010, increased $114.9 million, or 12.4%, to $1,038.4 million compared to $923.5 million for the nine months ended June 30, 2009. As a percentage of net sales, gross profit increased 80 basis points to 47.9% for the nine months ended June 30, 2010 compared to 47.1% for the nine months ended June 30, 2009;

•                  Our consolidated operating earnings for the nine months ended June 30, 2010, increased $26.8 million, or 11.8%, to $253.4 million compared to $226.6 million for the nine months ended June 30, 2009;

•                  Net earnings increased $29.7 million, or 39.2%, to $105.5 million for the nine months ended June 30, 2010 compared to $75.8 million for the nine months ended June 30, 2009;

•                  Cash provided by operations decreased by $16.5 million to $148.0 million for the nine months ended June 30, 2010 compared to $164.5 million for the nine months ended June 30, 2009; and

•                  On December 16, 2009, we acquired Sinelco Group NV (“Sinelco”), a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.2 million (approximately $36.6 million).

Overview

Description of Business

We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,802 stores and supplied 184 franchised stores in North America, South America and selected European countries, as of June 30, 2010. We are the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,055 professional distributor sales consultants who sell directly to salons and salon professionals.  We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals while BSG exclusively targets salons and salon professionals. For the nine months ended June 30, 2010, our consolidated net sales and operating earnings were $2,168.3 million and $253.4 million, respectively.

As of June 30, 2010, Sally Beauty Supply operated 2,947 company-operated retail stores, 2,383 of which are located in the U.S. (with the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Chile) and supplied 26 franchised stores located outside the U.S. We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. Sally Beauty Supply stores in the U.S. range in size between 1,200 square feet and 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 4,000 and 8,000 SKUs of beauty products and includes products for hair care, skin and nail care, beauty sundries and electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise.

As of June 30, 2010, BSG had 855 company-operated stores, supplied 158 franchised stores and had a sales force of approximately 1,055 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially all states in the U.S. and in portions of Canada, Puerto Rico, Mexico and certain European countries. We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. BSG stores average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 4,000 and 9,000 SKUs of beauty products, includes hair care and color, skin and nail care, beauty sundries and electrical appliances and targets salons and salon professionals. BSG carries leading professional beauty product brands intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

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

•             Growth in booth renting and frequent stocking needs.  Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons.  In addition, booth renters, who comprise a significant percentage of total U.S. salon professionals, are often responsible for purchasing their own supplies. Historically, booth renters have significantly increased as a percentage of total salon professionals, and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply. We expect that these factors will continue to drive demand for conveniently located professional beauty supply stores.

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

•             Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business within the professional beauty products channel from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December 2006, our largest supplier, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal acquired distributors competing with BSG in the southeastern and west coast of the U.S. and, as a result, directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that there will not be further loss of revenue over time by BSG (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors - The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

•             Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our structure. In late fiscal year 2009, we completed implementation of an approximately $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program resulting in annualized cost savings of approximately $10.0 million beginning with this fiscal year. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

In November 2006, the Company entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and agreements with a notional amount of $350 million expired in November 2009. These interest rate swap agreements did not qualify as hedges and, therefore, the changes in fair value of these agreements were recorded in interest expense in our consolidated statements of earnings.

Additionally, in May 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements expire in May 2012 and are designated as effective hedges, consistent with ASC 815.  Accordingly, adjustments to reflect the change in the fair values of these interest rate swap agreements are recorded in accumulated other comprehensive (loss) income, net of tax, until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any ineffectiveness is recognized in interest expense in the consolidated statements of earnings. Please see “Item 3—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” and Note 12 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting our net investments in subsidiaries and earnings denominated in foreign currencies. The Company’s primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. The Company’s various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk.

As a result of the Company’s acquisition of Sinelco on December 16, 2009, the Company, through Sinelco, uses foreign currency options (including, at June 30, 2010, foreign currency put options with an aggregate notional amount of €2.9 million ($3.6 million, at the June 30, 2010 exchange rate) and foreign currency call options with an aggregate notional amount of €1.8 million ($2.2 million, at the June 30, 2010 exchange rate)) to manage the exposure to certain non-Euro currencies resulting from Sinelco’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency option agreements are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments (which are adjusted quarterly) are recorded in our consolidated statements of earnings. Included in selling, general and administrative expenses are gains of $0.4 million and $0.7 million related to these foreign currency options, including marked-to-market adjustments, for the three and nine months ended June 30, 2010, respectively. During the nine months ended June 30, 2010, these derivative instruments did not have a material impact on results of operations or cash flows.

Our counterparties in the Company’s interest rate swaps and foreign currency options are deemed to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risks in the event of default by a counterparty. The recent financial crisis affecting the banking systems and financial markets has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity, which could expose us to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial loss. At June 30, 2010, the aggregate fair value of all our interest rate swaps was a net liability of $15.8 million and the aggregate fair value of all our foreign currency options was a net asset of $0.5 million.

Results of Operations

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales	$742,975	$673,337	$2,168,293	$1,960,424
Cost of products sold and distribution expenses	382,116	355,492	1,129,936	1,036,923
Gross profit	360,859	317,845	1,038,357	923,501
Total other operating costs and expenses	266,396	233,681	784,941	696,910
Operating earnings	94,463	84,164	253,416	226,591
Interest expense	28,255	31,063	85,120	102,694
Earnings before provision for income taxes	66,208	53,101	168,296	123,897
Provision for income taxes	23,931	20,246	62,792	48,096
Net earnings	$42,277	$32,855	$105,504	$75,801

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2010 and 2009, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	51.4%	52.8%	52.1%	52.9%
Gross profit	48.6%	47.2%	47.9%	47.1%
Total other operating costs and expenses	35.9%	34.7%	36.2%	35.5%
Operating earnings	12.7%	12.5%	11.7%	11.6%
Interest expense	3.8%	4.6%	3.9%	5.3%
Earnings before provision for income taxes	8.9%	7.9%	7.8%	6.3%
Provision for income taxes	3.2%	3.0%	2.9%	2.4%
Net earnings	5.7%	4.9%	4.9%	3.9%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales:
Sally Beauty Supply	$467,428	$434,732	$1,359,377	$1,257,607
BSG	275,547	238,605	808,916	702,817
Consolidated	$742,975	$673,337	$2,168,293	$1,960,424
Gross profit	$360,859	$317,845	$1,038,357	$923,501
Gross profit margin	48.6%	47.2%	47.9%	47.1%
Selling, general and administrative expenses	$253,730	$222,039	$747,956	$662,050
Depreciation and amortization	$12,666	$11,642	$36,985	$34,860
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$85,116	$76,748	$235,743	$212,413
BSG	30,086	25,632	81,709	66,227
Segment operating profit	115,202	102,380	317,452	278,640
Unallocated expenses	(18,348)	(16,772)	(54,591)	(45,713)
Share-based compensation expense	(2,391)	(1,444)	(9,445)	(6,336)
Operating earnings	94,463	84,164	253,416	226,591
Interest expense	(28,255)	(31,063)	(85,120)	(102,694)
Earnings before provision for income taxes	$66,208	$53,101	$168,296	$123,897
Segment operating profit margin:
Sally Beauty Supply	18.2%	17.7%	17.3%	16.9%
BSG	10.9%	10.7%	10.1%	9.4%
Consolidated operating profit margin	12.7%	12.5%	11.7%	11.6%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			2,973	2,879
BSG			1,013	942
			3,986	3,821
Same store sales growth (a)
Sally Beauty Supply	3.6%	3.2%	3.9%	1.7%
BSG	7.4%	0.6%	5.9%	1.2%
Consolidated	4.6%	2.6%	4.4%	1.6%

(a)     Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales calculation includes internet-based sales but does not generally include sales from stores relocated.

The Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended June 30,
	2010	2009	Increase
Net sales:
Sally Beauty Supply	$467,428	$434,732	$32,696	7.5%
BSG	275,547	238,605	36,942	15.5%
Consolidated net sales	$742,975	$673,337	$69,638	10.3%

Gross profit:
Sally Beauty Supply	$249,520	$224,752	$24,768	11.0%
BSG	111,339	93,093	18,246	19.6%
Consolidated gross profit	$360,859	$317,845	$43,014	13.5%

Gross profit margin:
Sally Beauty Supply	53.4%	51.7%	1.7%
BSG	40.4%	39.0%	1.4%
Consolidated gross profit margin	48.6%	47.2%	1.4%

Net Sales

Consolidated net sales increased by $69.6 million, or 10.3%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $41.8 million, or 6.2%, and sales from businesses acquired in the preceding 12 months contributed approximately $25.1 million, or 3.7%, more to consolidated net sales for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Other sales channels (including sales through our BSG distributor sales consultants and our BSG franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, contributed an increase of $2.7 million, or 0.4%, compared to the three months ended June 30, 2009. Consolidated net sales for the three months ended June 30, 2010, are inclusive of approximately $0.4 million in net positive impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $32.7 million, or 7.5%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $27.3 million, or 6.3%, and sales from businesses acquired in the preceding 12 months contributed approximately $5.6 million, or 1.3%, more for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Other sales channels (including sales from stores that have been open for less than 14 months and non-store sales), in the aggregate, experienced a minor decline in sales compared to the three months ended June 30, 2009. Net sales for Sally Beauty Supply for the three months ended June 30, 2010, are inclusive of approximately $2.5 million in negative impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $36.9 million, or 15.5%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $14.5 million, or 6.1% and sales from stores that have been open for less than 14 months contributed an increase of approximately $1.8 million, or 0.8%, while sales from businesses acquired in the preceding 12 months contributed approximately $19.5 million, or 8.2%, more for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Other sales channels (including sales through our distributor sales consultants and our franchise-based businesses), in the aggregate, contributed an increase of $1.1 million, or 0.4%, compared to the three months ended June 30, 2009. Net sales for BSG for the three months ended June 30, 2010, are inclusive of approximately $2.9 million in positive impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $43.0 million, or 13.5%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $24.8 million, or 11.0%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, principally as a result of higher sales volume and improved gross margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 53.4% for the three months ended June 30, 2010, compared to 51.7% for the three months ended June 30, 2009. This increase was principally the result of a shift in product and customer mix (including an increase in sales of exclusive-label products and other higher-margin products) and continued benefits from low-cost sourcing initiatives. This increase was net of a $0.8 million negative impact from changes in foreign exchange rates.

Beauty Systems Group.  BSG’s gross profit increased by $18.2 million, or 19.6%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales was 40.4% for the three months ended June 30, 2010, compared to 39.0% for the three months ended June 30, 2009. This increase was principally the result of a favorable change in the sales mix across the business. This increase also reflects a $1.3 million positive impact from changes in foreign exchange rates.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $31.7 million, or 14.3%, to $253.7 million for the three months ended June 30, 2010, compared to $222.0 million for the three months ended June 30, 2009. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months, as well as higher share-based compensation expense of $0.9 million and higher advertising expenses in the Sally Beauty Supply segment of $2.3 million. Selling, general and administrative expenses, as a percentage of net sales, were 34.2% for the three months ended June 30, 2010, compared to 33.0% for the three months ended June 30, 2009.

Depreciation and Amortization

Consolidated depreciation and amortization was $12.7 million for the three months ended June 30, 2010, compared to $11.6 million for the three months ended June 30, 2009. This increase reflects the incremental expenses associated with businesses acquired in the last 12 months and depreciation related to capital expenditures mainly in connection with store openings in both operating segments, partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2010	2009	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$85,116	$76,748	$8,368	10.9%
BSG	30,086	25,632	4,454	17.4%
Segment operating profit	115,202	102,380	12,822	12.5%
Unallocated expenses	(18,348)	(16,772)	1,576	9.4%
Share-based compensation expense	(2,391)	(1,444)	947	65.6%
Operating earnings	$94,463	$84,164	$10,299	12.2%

Consolidated operating earnings increased by $10.3 million, or 12.2%, to $94.5 million for three months ended June 30, 2010, compared to $84.2 million for the three months ended June 30, 2009. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated corporate expenses and share-based compensation expense, as discussed below. Operating earnings, as a percentage of net sales, were 12.7% for the three months ended June 30, 2010, compared to 12.5% for the three months ended June 30, 2009.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $8.4 million, or 10.9%, to $85.1 million for three months ended June 30, 2010, compared to $76.7 million for the three months ended June 30, 2009.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $2.3 million and the incremental costs related to approximately 94 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended June 30, 2010. Segment operating earnings, as a percentage of net sales, were 18.2% for the three months ended June 30, 2010, compared to 17.7% for the three months ended June 30, 2009. The increase, in Sally Beauty Supply’s operating earnings as a percentage of segment net sales, was primarily a result of gross margin improvements.

Beauty Systems Group.  BSG’s segment operating earnings increased by $4.5 million, or 17.4%, to $30.1 million for the three months ended June 30, 2010, compared to $25.6 million for the three months ended June 30, 2009. Segment operating earnings, as a percentage of net sales, increased to 10.9% for the three months ended June 30, 2010, compared to 10.7% for the three months ended June 30, 2009. The increase in BSG operating earnings was primarily a result of gross margin improvements, the incremental operating earnings of businesses acquired and stores opened, and to ongoing cost reduction initiatives (including cost savings realized from the warehouse optimization program that began in the fiscal year 2007).

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $1.6 million, or 9.4%, to $18.3 million for the three months ended June 30, 2010, compared to $16.8 million for the three months ended June 30, 2009. This increase was due primarily to higher employee compensation and compensation-related expenses of approximately $0.7 million and a change in foreign currency transactions of approximately $0.9 million resulting principally from intercompany notes not permanently invested.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased $0.9 million to $2.4 million for the three months ended June 30, 2010, compared to $1.4 million for the three months ended June 30, 2009. This increase was mainly due to the higher fair value at the grant date of stock option awards during the fiscal year 2010, compared to stock option awards during the fiscal year 2009.

Interest Expense

Interest expense decreased $2.8 million to $28.3 million for the three months ended June 30, 2010, compared to $31.1 million for the three months ended June 30, 2009.  Interest expense for the three months ended June 30, 2009 is net of interest income of $0.1 million. The decrease in interest expense was primarily attributable to lower outstanding principal balances on our ABL facility and senior term loans and lower prevailing LIBOR interest rates, partially offset by non-cash income of $2.5 million of marked-to-market adjustments for certain interest rate swaps (please see Note 8 of the Condensed Notes to Consolidated Financial Statements contained in Item 1 of this report) in the three months ended June 30, 2009 with no comparable amount in 2010.

Provision for Income Taxes

Provision for income taxes was $23.9 million during the three months ended June 30, 2010, compared to $20.2 million for the three months ended June 30, 2009.  Income taxes for the interim periods ended June 30, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 37.8% for the fiscal year 2010, versus a comparable actual tax rate of 39.0% for the full fiscal year 2009.  The decrease in the estimated annual effective tax rate primarily relates to a decrease in losses subject to a valuation allowance.

The actual tax rate for the three months ended June 30, 2010 is less than the estimated annual effective tax rate (excluding discrete items) for the fiscal year 2010 primarily because of the impact of discrete tax items recorded in the three months ended June 30, 2010.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $9.4 million, or 28.7%, to $42.3 million for the three months ended June 30, 2010, compared to $32.9 million for the three months ended June 30, 2009. Net earnings, as a percentage of net sales, were 5.7% for the three months ended June 30, 2010, compared to 4.9% for the three months ended June 30, 2009.

The Nine Months Ended June 30, 2010 compared to the Nine Months Ended June 30, 2009

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Nine Months Ended June 30,
	2010	2009	Increase
Net sales:
Sally Beauty Supply	$1,359,377	$1,257,607	$101,770	8.1%
BSG	808,916	702,817	106,099	15.1%
Consolidated net sales	$2,168,293	$1,960,424	$207,869	10.6%

Gross profit:
Sally Beauty Supply	$720,724	$652,445	$68,279	10.5%
BSG	317,633	271,056	46,577	17.2%
Consolidated gross profit	$1,038,357	$923,501	$114,856	12.4%

Gross profit margin:
Sally Beauty Supply	53.0%	51.9%	1.1%
BSG	39.3%	38.6%	0.7%
Consolidated gross profit margin	47.9%	47.1%	0.8%

Net Sales

Consolidated net sales increased by $207.9 million, or 10.6%, for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $140.8 million, or 7.2%, and sales from businesses acquired in the preceding 12 months contributed approximately $62.1 million, or 3.2%, more to consolidated sales for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009. Other sales channels (including sales through our BSG distributor sales consultants and our BSG franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, contributed an increase of $5.0 million, or 0.2%, compared to the nine months ended June 30, 2009. Consolidated net sales for the nine months ended June 30, 2010, are inclusive of approximately $21.1 million in positive impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $101.8 million, or 8.1%, for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $101.4 million, or 8.1%. Net sales for Sally Beauty Supply for the nine months ended June 30, 2010, are inclusive of approximately $9.5 million in positive impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $106.1 million, or 15.1%, for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $39.4 million, or 5.6%, sales from stores that have been open for less than 14 months contributed an increase of approximately $4.1 million, or 0.6%, and sales from businesses acquired in the preceding 12 months contributed approximately $61.8 million, or 8.8%, more to net sales for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009. Other sales channels (including sales through our distributor sales consultants and our franchise-based businesses), in the aggregate, contributed an increase of $0.8 million, or 0.1%, compared to the nine months ended June 30, 2009.  Net sales for BSG for the nine months ended June 30, 2010, are inclusive of approximately $11.6 million in positive impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $114.9 million, or 12.4%, for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $68.3 million, or 10.5%, for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009, principally as a result of higher sales volume and improved gross margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 53.0% for the nine months ended June 30, 2010, compared to 51.9% for the nine months ended June 30, 2009. This increase was the result of a shift in product and customer mix (including an increase in sales of exclusive-label products and other higher-margin products) and continued benefits from low-cost sourcing initiatives. This increase also reflects a $4.8 million favorable impact from changes in foreign exchange rates.

Beauty Systems Group.  BSG’s gross profit increased by $46.6 million, or 17.2%, for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 39.3% for the nine months ended June 30, 2010, compared to 38.6% for the nine months ended June 30, 2009. This increase was principally the result of a favorable change in the sales mix across the business. This increase also reflects a $5.0 million favorable impact from changes in foreign exchange rates.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $85.9 million, or 13.0%, to $748.0 million for the nine months ended June 30, 2010, compared to $662.1 million for the nine months ended June 30, 2009. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months, as well as higher share-based compensation expense of $3.1 million, higher advertising expenses in the Sally Beauty Supply segment of $6.0 million and acquisition—related expenses of $0.5 million. Please see “Recent Accounting Pronouncements” below for more information about the Company’s treatment of acquisition—related expenses. Selling, general and administrative expenses, as a percentage of net sales, were 34.5% for the nine months ended June 30, 2010, compared to 33.8% for the nine months ended June 30, 2009.

Depreciation and Amortization

Consolidated depreciation and amortization was $37.0 million for the nine months ended June 30, 2010, compared to $34.9 million for the nine months ended June 30, 2009. This increase reflects the incremental expenses associated with businesses acquired in the last 12 months and depreciation related to capital expenditures mainly in connection with store openings in both operating segments, partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2010	2009	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$235,743	$212,413	$23,330	11.0%
BSG	81,709	66,227	15,482	23.4%
Segment operating profit	317,452	278,640	38,812	13.9%
Unallocated expenses	(54,591)	(45,713)	8,878	19.4%
Share-based compensation expense	(9,445)	(6,336)	3,109	49.1%
Operating earnings	$253,416	$226,591	$26,825	11.8%

Consolidated operating earnings increased by $26.8 million, or 11.8%, to $253.4 million for the nine months ended June 30, 2010, compared to $226.6 million for the nine months ended June 30, 2009. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated corporate expenses and share-based compensation expense, as discussed below. Operating earnings, as a percentage of net sales, were 11.7% for the nine months ended June 30, 2010, compared to 11.6% for the nine months ended June 30, 2009.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $23.3 million, or 11.0%, to $235.7 million for the nine months ended June 30, 2010, compared to $212.4 million for the nine months ended June 30, 2009. The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $6.0 million and the incremental costs related to approximately 94 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the nine months ended June 30, 2010.  Segment operating earnings, as a percentage of net sales, increased to 17.3% for the nine months ended June 30, 2010, compared to 16.9% for the nine months ended June 30, 2009. The increase in Sally Beauty Supply’s operating earnings, as a percentage of segment net sales, was primarily a result of gross margin improvements.

Beauty Systems Group.  BSG’s segment operating earnings increased by $15.5 million, or 23.4%, to $81.7 million for the nine months ended June 30, 2010, compared to $66.2 million for the nine months ended June 30, 2009. Segment operating earnings, as a percentage of net sales, increased to 10.1% for the nine months ended June 30, 2010, compared to 9.4% for the nine months ended June 30, 2009. The increase in BSG operating earnings was primarily a result of gross margin improvements, the incremental operating earnings of businesses acquired and stores opened, and to ongoing cost reduction initiatives (including cost savings realized from the warehouse optimization program that began in the fiscal year 2007).

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $8.9 million, or 19.4%, to $54.6 million for the nine months ended June 30, 2010, compared to $45.7 million for the nine months ended June 30, 2009. This increase was due primarily to higher employee compensation and compensation-related expenses of approximately $4.4 million, a change in foreign currency transactions of approximately $1.8 million resulting principally from intercompany notes not permanently invested, other corporate expenses of approximately $2.2 million related primarily to recent upgrades to our information technology systems, and acquisition—related expenses of approximately $0.5 million (representing legal, professional fees and other expenses).

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased $3.1 million to $9.4 million for the nine months ended June 30, 2010, compared to $6.3 million for the nine months ended June 30, 2009. This increase was due to the higher fair value at the grant date of stock option awards during the nine months ended June 30, 2010, compared to stock option awards during the nine months ended June 30, 2009.

Interest Expense

Interest expense decreased $17.6 million to $85.1 million for the nine months ended June 30, 2010, compared to $102.7 million for the nine months ended June 30, 2009.  Interest expense is net of interest income of $0.1 million and $0.3 million for the nine months ended June 30, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to lower outstanding principal balances on our ABL facility and senior term loans and to lower prevailing LIBOR interest rates and to a $0.6 million favorable change in the fair value of certain interest rate swaps (please see Note 8 of the Condensed Notes to Consolidated Financial Statements contained in Item 1 of this report).

Provision for Income Taxes

Provision for income taxes was $62.8 million during the nine months ended June 30, 2010, compared to $48.1 million for the nine months ended June 30, 2009.  Income taxes for the interim periods ended June 30, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 37.8% for the fiscal year 2010, versus a comparable actual tax rate of 39.0% for the full fiscal year 2009.  The decrease in the estimated annual effective tax rate primarily relates to a decrease in losses subject to a valuation allowance.

The actual tax rate for the nine months ended June 30, 2010 is lower than the estimated annual effective tax rate (excluding discrete items) for the fiscal year 2010 primarily because of the impact of discrete tax items recorded in the nine months ended June 30, 2010.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $29.7 million, or 39.2%, to $105.5 million for the nine months ended June 30, 2010, compared to $75.8 million for the nine months ended June 30, 2009. Net earnings, as a percentage of net sales, were 4.9% for the nine months ended June 30, 2010, compared to 3.9% for the nine months ended June 30, 2009.

Financial Condition

June 30, 2010 Compared to September 30, 2009

Working capital (current assets less current liabilities) decreased $2.6 million to $313.3 million at June 30, 2010, compared to $315.9 million at September 30, 2009. The ratio of current assets to current liabilities was 1.74 to 1.00 at June 30, 2010, compared to 1.79 to 1.00 at September 30, 2009. The decrease in working capital reflects an increase of $19.6 million in current assets and an increase of $22.2 million in current liabilities.  The increase in current assets as of June 30, 2010 includes an increase of $26.9 million in inventory levels, an increase of $8.5 million in trade accounts receivable, an increase of $5.8 million in other receivables and an increase of $4.4 million in prepaid expenses, partially offset by a reduction of $26.1 million in cash and cash equivalents.  The increase in current liabilities as of June 30, 2010 includes an increase of $19.4 million in accounts payable and accrued liabilities and an increase of $10.8 million in the amount due to Sally Beauty, partially offset by a reduction of $10.0 million in current maturities of long-term debt.

Inventory increased $26.9 million to $586.6 million at June 30, 2010, compared to $559.7 million at September 30, 2009 due primarily to the effect of stores opened and businesses acquired in the preceding 12 months, partially offset by the effect of foreign currency translation adjustments of approximately $8.9 million. Trade accounts receivable increased $8.5 million to $52.2 million at June 30, 2010, compared to $43.6 million at September 30, 2009 due primarily to the increase in sales activity and to businesses acquired. Other receivables increased $5.8 million to $29.9 million at June 30, 2010, compared to $24.1 million at September 30, 2009 due primarily to accrued vendor rebates and to businesses acquired. Prepaid expenses increased $4.4 million to $22.6 million at June 30, 2010, compared to $18.3 million at September 30, 2009 due primarily to the timing of store rent and business insurance prepayments and to businesses acquired.

Accounts payable increased $30.1 million to $223.7 million at June 30, 2010, compared to $193.6 million at September 30, 2009 due primarily to businesses acquired and the timing of payments to suppliers in connection with recent purchases of merchandise inventory. Accrued liabilities decreased $10.7 million to $143.1 million at June 30, 2010, compared to $153.8 million at September 30, 2009 due primarily to the timing of payments of interest on long-term debt, partially offset by businesses acquired. The amount due to Sally Beauty increased $10.8 million to $32.8 million at June 30, 2010, compared to $22.0 million at September 30, 2009 due primarily to an increase in the federal income tax liability of the Company and its consolidated subsidiaries and to share-based compensation expense, partially offset by corporate expenses (such as board of director expenses, professional fees and other public company expenses) paid on behalf of our indirect parent Sally Beauty.

Long-term debt, including current portion, decreased $90.8 million to $1,586.7 million at June 30, 2010, compared to $1,677.5 million at September 30, 2009 due primarily to prepayments of $105.0 million (including a mandatory prepayment of $22.3 million — please see “Liquidity and Capital Resources” below) on our senior Term Loan A, partially offset by the pre-acquisition indebtedness, including capital leases, of Sinelco.

Total member’s deficit, for the nine months ended June 30, 2010, decreased by $83.4 million primarily as a result of net earnings of $105.5 million, partially offset by foreign currency translation adjustments of $21.9 million.

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

During the nine months ended June 30, 2010, the Company also made optional prepayments in the aggregate amount of $82.7 million on its senior term loans. This amount includes $54.7 million prepaid during the quarter ended June 30, 2010 and, together with the mandatory prepayment discussed in the preceding paragraph, resulted in the prepayment in full of borrowings under the Term Loan A facility. In connection with the mandatory prepayment discussed in the preceding paragraph and the optional prepayments made during the nine months ended June 30, 2010, the Company recorded losses on extinguishment of debt in the aggregate amount of $0.8 million, which are included in interest expense in the Company’s consolidated statements of earnings.

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

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the nine months ended June 30, 2010 have varied in amounts of up to $30.0 million, with total amounts outstanding ranging from zero up to $53.5 million. The amounts drawn are generally paid down with cash provided by our operating activities.

As of June 30, 2010, we had $341.5 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries.  The agreements and instruments governing our debt contain material limitations on our ability to pay dividends and other restricted payments to our indirect parent, Sally Beauty.

Under the agreements and indentures governing the term loan facilities and the notes, we may not make certain restricted payments to Sally Beauty if a default then exists under the credit agreement or the indentures or if our consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of June 30, 2010, our consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments we are able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60.0 million. If borrowing availability falls below this amount, we may nevertheless make restricted payments to Sally Beauty in the aggregate since the date of the Separation Transactions, together with the aggregate cash amounts paid in acquisitions since said date, of not greater than $50.0 million, together with certain other exceptions.  As of June 30, 2010, borrowing availability under the ABL facility exceeded $60.0 million.  As of June 30, 2010, the net assets of the Company and its consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $284.4 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

On December 16, 2009, the Company acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.2 million (approximately $36.6 million). Sinelco serves over 1,500 customers through a product catalog and website and has sales throughout Europe. Goodwill of $17.2 million was recorded as a result of this acquisition. In addition, during the nine months ended June 30, 2010, the Company completed several other individually immaterial acquisitions at an aggregate cost of $5.3 million and recorded goodwill in the amount of $3.1 million. We funded these acquisitions with cash from operations and borrowings under our ABL facility. As of June 30, 2010, borrowings under our ABL facility were $5.0 million.

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the nine months ended June 30, 2010 and 2009. Historically, our primary use of cash has been for acquisitions, capital expenditures and repayments of debt. The following table shows our sources and uses of funds for the nine months ended June 30, 2010 and 2009 (in thousands):

	Nine Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$147,982	$164,456
Net cash used by investing activities	(70,346)	(28,130)
Net cash used by financing activities	(101,966)	(129,953)
Effect of foreign exchange rates on cash and cash equivalents	(1,814)	(219)
Net (decrease) increase in cash and cash equivalents	$(26,144)	$6,154

Net Cash Provided by Operating Activities

Net cash provided by operating activities (which excludes cash used for acquisitions completed during the period) during the nine months ended June 30, 2010 decreased by $16.5 million to $148.0 million, compared to $164.5 million during the nine months ended June 30, 2009. The decrease was primarily due to changes in inventory levels of approximately $54.5 million (resulting from reductions in inventory levels in the nine months ended June 30, 2009 and increases in inventory levels in the nine months ended June 30, 2010) and in accounts payable and accrued liabilities of approximately $6.9 million, partially offset by changes in income taxes payable of $7.2 million and in amounts due to Sally Beauty of $4.1 million, and by an improvement in earnings of approximately $29.7 million for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2010 increased by $42.2 million to $70.3 million, compared to $28.1 million during the nine months ended June 30, 2009.  This increase was due to an increase of $32.5 million in cash used for acquisitions, net of cash acquired, and a $9.7 million increase in capital expenditures (primarily as a result of more store openings) for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.

Net Cash Used by Financing Activities

Net cash used by financing activities during the nine months ended June 30, 2010 decreased by $28.0 million to cash used of $102.0 million, compared to $130.0 million during the nine months ended June 30, 2009.  The decrease was primarily due to net repayments of debt of $102.0 million, including the prepayment in full of our Term Loan A, during the nine months ended June 30, 2010 compared to $128.2 million during the nine months ended June 30, 2009.

Capital Requirements

During the nine months ended June 30, 2010, capital expenditures were $36.0 million. For fiscal year 2010, we anticipate total capital expenditures in the range of approximately $45.0 million to $50.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion and/or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2009.

Off-Balance Sheet Financing Arrangements

At June 30, 2010 and September 30, 2009, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs. Such letters of credit totaled $14.3 million and $13.4 million at June 30, 2010 and September 30, 2009, respectively.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, include but are not limited to the valuation of inventory, vendor concessions, retention of risk, income taxes, long-lived assets impairment assessment, share-based payments, and related party transactions. There have been no material changes to our critical accounting policies, estimates or assumptions since September 30, 2009.

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

The Company has adopted the provisions of ASC 820 as it relates to its financial instruments.  ASC 820, as amended, establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of that hierarchy are defined as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data; and

Level 3 - Unobservable inputs for the asset or liability.

The Company measures certain financial instruments at fair value on a recurring basis, including interest rate swaps and foreign currency options. In accordance with ASC 820, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows (in thousands):

	As of June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency options (b)	$458		$458
Total assets	$458		$458

Liabilities
Long-term debt (a)	$1,582,653	$737,625	$845,028
Hedged interest rate swaps (b)	15,750	—	15,750
Total liabilities	$1,598,403	$737,625	$860,778

(a)   Long-term debt, which is carried at amortized cost in the Company’s financial statements, is valued using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

(b)   Interest rate swaps and foreign currency options are valued using internal models based on market observable inputs, including market interest rates and foreign currency exchange rates, as appropriate. Please see Note 8 of the Condensed Notes to Consolidated Financial Statements contained in Item 1 of this report for more information about the Company’s interest rate swaps and foreign currency options.

Recent Accounting Pronouncements

In December 2007, the FASB revised the accounting standards for business combinations. This new standard (currently contained in ASC 805, Business Combinations (“ASC 805”)), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaced the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. The Company adopted this standard during the first quarter of the fiscal year 2010. Selling, general and administrative expenses for the nine months ended June 30, 2010 includes approximately $0.5 million of expenses related to acquisitions.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting our net investments in subsidiaries and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For fiscal year 2009, 2008 and 2007, approximately 16%, 18% and 16%, respectively, of our sales were made in currencies other than the U.S. dollar. Consolidated net sales for the nine months ended June 30, 2010, reflect approximately $21.1 million in positive impact from changes in foreign currency exchange rates. In addition, for the nine months ended June 30, 2010, other comprehensive income reflects $21.9 million in foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

As a result of the Company’s acquisition of Sinelco on December 16, 2009, the Company, through Sinelco, uses foreign currency options (including, at June 30, 2010, foreign currency put options with an aggregate notional amount of €2.9 million ($3.6 million, at the June 30, 2010 exchange rate) and foreign currency call options with an aggregate notional amount of €1.8 million ($2.2 million, at the June 30, 2010 exchange rate)) to manage the exposure to certain non-Euro currencies resulting from Sinelco’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency option agreements are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments (which are adjusted quarterly) are recorded in our consolidated statements of earnings. Included in selling, general and administrative expenses are gains of $0.4 million and $0.7 million related to these foreign currency options, including marked-to-market adjustments, for the three and nine months ended June 30, 2010, respectively. During the nine months ended June 30, 2010, these derivative instruments did not have a material impact in results of operations or cash flows.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.7% in the nine months ended June 30, 2010 and would have impacted consolidated net assets by 2.5% at June 30, 2010.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the term loans and the ABL facility. Based on the approximately $868.9 million of aggregate borrowings under the Company’s term loans and the ABL facility as of June 30, 2010, a change in the estimated interest rate up or down by 1/8% would increase or decrease earnings before provision for income taxes by approximately $1.1 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

In November 2006, we entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and agreements with a notional amount of $350 million expired in November 2009. These interest rate swap agreements did not qualify as hedges and, therefore, the change in the fair value of these agreements, which were adjusted quarterly, were recorded in interest expense in the Company’s results of operations.

In May 2008, we entered into two additional interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million). These agreements expire on May 31, 2012 and enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest ranging from 5.818% to 6.090%.  These agreements are designated as effective cash flow hedges, in accordance with ASC 815.  Accordingly, changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe our allowance for doubtful accounts, as of June 30, 2010, is sufficient to cover customer credit risks.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2010, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of June 30, 2010. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On September 8, 2009, AMLP and BSG filed a cross-complaint against L’Oreal. In the cross-complaint, AMLP and BSG allege that L’Oreal does not have a genuine interest in stopping diversion, and that L’Oreal’s anti-diversion policies have been discriminatorily applied to AMLP and BSG. AMLP further alleges that L’Oreal is using diversion as a pretext to attempt to terminate the 1981 Matrix Distributor Agreement. L’Oreal has answered the cross-complaint and the matter is currently set for jury trial on February 18, 2011.

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
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.02 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006†

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.4 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.01 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006†

2.7

Agreement and Plan of Merger by and among Beauty Systems Group LLC, Lady Lynn Enterprises, Inc., Schoeneman Beauty Supply, Inc., the Shareholders and F. Dale Schoeneman, dated September 30, 2009, which is incorporated herein by reference from Exhibit 10.27 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009†

3.1

Certificate of Formation of Sally Holdings LLC, which is incorporated herein by reference from Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

3.2

Limited Liability Company Agreement of Sally Holdings LLC, which is incorporated herein by reference from Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among Sally Beauty Holdings, Inc., CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated herein by reference from Exhibit 4.8 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between Sally Beauty Holdings, Inc., CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated herein by reference from Exhibit 4.7 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.15

Assignment and Acceptance of that certain Credit Agreement, dated as of November 16, 2006, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, the Canadian Borrowers (as defined in the Credit Agreement), the several banks and other financial institutions from time to time parties thereto, Merrill Lynch Capital, a division of’ Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the Lenders and Merrill Lynch Capital Canada, Inc., as Canadian agent and Canadian collateral agent for the Lenders, which is incorporated herein by reference from Exhibit 4.15 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.1

Amended and Restated Letter Agreement between Clayton, Dubilier & Rice, LLC (“CD&R”) and Sally Beauty Holdings, Inc. with respect to the provision of services by CD&R to Sally Beauty Holdings, Inc’s Board of Directors dated as of February 24, 2010, which is incorporated herein by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on May 4, 2010

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

* Included herewith

† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY HOLDINGS LLC
(Registrant)

Date: August 4, 2010

	By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer