Form 10-K
period 2010-09-30
SALLY HOLDINGS LLC
filed 2010-11-18
CIK 1385720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐  NO ☒

No voting or non-voting common equity of the registrant was held by non-affiliates of the registrant as of March 31, 2010. As of November 17, 2010, all member units were owned by Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc.

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

•             product diversion to mass retailers;

•             the operational and financial performance of our Armstrong McCall, L.P. (“Armstrong McCall”) franchised-based business;

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

•             protecting our intellectual property rights, particularly our trademarks;

•             conducting business outside the United States;

•             disruption in our information technology systems;

•             natural disasters or acts of terrorism;

•             the preparedness of our accounting and other management systems to meet financial reporting and other requirements and the upgrade of our existing financial reporting system;

•             we are a holding company, with no operations of our own, and we depend on our subsidiaries for cash;

ii

•	our substantial indebtedness;
•	the possibility that we may incur substantial additional debt in the future;
•	restrictions and limitations in the agreements and instruments governing our debt;
•	generating the significant amount of cash needed to service all of our debt and refinancing all or a portion of our indebtedness or obtaining additional financing;
•	changes in interest rates increasing the cost of servicing our debt or increasing our interest expense due to our interest rate swap agreements;
•	the potential impact on us if the financial institutions we deal with become impaired;
•	the representativeness of our historical consolidated financial information with respect to our future financial position, results of operations or cash flows;
•	our reliance upon Alberto-Culver for the accuracy of certain historical services and information;
•	the share distribution of Alberto-Culver common stock in our separation from Alberto-Culver not constituting a tax-free distribution;
•	actions taken by certain large stockholders of Sally Beauty adversely affecting the tax-free nature of the share distribution of Alberto-Culver common stock;
•	the voting power of Sally Beauty’s largest stockholder discouraging third party acquisitions of Sally Beauty at a premium; and
•	the interests of Sally Beauty’s largest stockholder differing from the interests of other holders of Sally Beauty’s common stock.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

iii

PART I

ITEM 1. BUSINESS

Introduction

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,874 stores and supplied 185 franchised stores primarily in North America, South America and selected European countries, as of September 30, 2010. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,051 professional distributor sales consultants who sell directly to salons and salon professionals. As of September 30, 2010, Sally Beauty Supply had 3,006 company-operated retail stores and supplied 26 franchised stores located outside the U.S. and BSG had 868 company-operated stores and supplied 159 franchised stores. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care and hair color products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Approximately 82%, 84% and 82% of our consolidated net sales for the fiscal years ended September 30, 2010, 2009 and 2008, respectively, were in the U.S. For the fiscal year ended September 30, 2010, our consolidated net sales were $2,916.1 million.

Sally Beauty Supply began operations with a single store in New Orleans in 1964 and was acquired in 1969 by our former parent company, Alberto-Culver. BSG became a subsidiary of Alberto-Culver in 1995. In November 2006, we separated from Alberto-Culver and became an indirect wholly-owned subsidiary of Sally Beauty. We refer to our separation from Alberto-Culver and its consumer products-focused business as the Separation Transactions. Sally Beauty is a Delaware corporation formed in June 2006 and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions. When we refer to Alberto-Culver, we mean Alberto-Culver Company prior to the Separation Transactions or the company from which we separated.

In connection with the Separation Transactions, CDRS Acquisition LLC, or CDRS and CD&R Parallel Fund VII, L.P., or the Parallel Fund, and which we refer to together with CDRS as the CDR Investors, invested an aggregate of $575.0 million in cash equity, representing ownership currently of approximately 47.0% of the outstanding shares of Sally Beauty’s common stock on an undiluted basis. CDRS, which owns approximately 47.0% of the outstanding shares of Sally Beauty’s common stock on an undiluted basis as of September 30, 2010, is a Delaware limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., a private investment fund managed by Clayton, Dubilier & Rice, Inc. Also in connection with the Separation Transactions, certain of our subsidiaries incurred approximately $1,850.0 million of indebtedness, as more fully described below. Please see “Risk Factors — Risks Relating to Our Substantial Indebtedness” in Item 1A below.

Sally Holdings is a Delaware limited liability company. Sally Capital, a Delaware corporation, is a wholly-owned subsidiary of Sally Holdings and does not have any assets or operations of any kind.

Professional Beauty Supply Industry Distribution Channels

The professional beauty supply industry serves end-users through four distribution channels: full-service/exclusive distribution, open-line distribution, direct and mega-salon stores.

Full-Service/Exclusive

This channel exclusively serves salons and salon professionals and distributes “professional-only” products for use and resale to consumers in salons. Many brands are distributed through arrangements with suppliers by geographic territory. BSG is a leading full-service distributor in the U.S.

Open-Line

This channel serves retail consumers and salon professionals through retail stores and the internet. This channel is served by a large number of localized retailers and distributors, with only a few having a regional presence and significant channel share. We believe that Sally Beauty Supply is the only open-line distributor in the U.S. with a national network of retail stores. In addition, Sally Beauty Supply’s website (www.sallybeauty.com) and e-commerce platform provides access to product offerings and information beyond our retail stores.

Direct

This channel focuses on direct sales to salons and salon professionals by large manufacturers. This is the dominant form of distribution in Europe, but represents a small channel in the U.S. due to the highly fragmented nature of the U.S. marketplace, which makes direct distribution cost prohibitive for many manufacturers.

Mega-Salon Stores

In this channel, large-format salons are supplied directly by manufacturers due to their large scale.

Key Industry and Business Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in consumer demand for hair color, hair loss prevention and hair styling products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

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

•             Increasing use of exclusive-label products.  We offer a broad range of private label and controlled label products, which we generally refer to collectively as “exclusive-label products.” Private label products are brands for which we own or license the trademark and, in some instances, the formula. Controlled label products are brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. Generally, our exclusive-label products have higher gross margins than the leading third-party branded products, and we believe this area offers potential for growth. Please see “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

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

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations. For example, on December 16, 2009, we acquired Sinelco Group NV (“Sinelco”), a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe. In addition, on September 4, 2009, we acquired Distribuidora Intersalon Limitada (“Intersalon”), a leading distributor of premier beauty supply products with 16 stores located in Chile. These acquisitions furthered our expansion plans in Europe and Latin America, key targets of the Company’s international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic growth targets. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisitions and/or organic growth may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors —We may not be able to successfully identify acquisition candidates and complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks.”

•             Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business within the professional beauty products channel from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December 2006, our largest supplier, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal acquired distributors competing with BSG in the southeastern and west coast of the U.S. and, as a result, directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that there will not be further loss of revenue over time by BSG (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors —The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

•             Relationships with suppliers.   Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For example, in 2007 Farouk Systems, Inc. filed an action seeking a declaratory judgment that it was entitled to terminate a long-term distribution agreement with Armstrong McCall. In 2010 that matter was settled and BSG now sells Farouk products in some territories. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

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

•            High level of competition.  Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see “Risk Factors —The beauty products distribution industry is highly competitive and is consolidating.”

•             Economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors —The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.”

•             Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our structure. In 2009, we completed implementation of an approximately $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network resulting in annualized cost savings of approximately $14.0 million for the 2010 fiscal year. Please see “Risk Factors —We are not certain that our ongoing cost control plans will continue to be successful.”

•             Opening new stores.  Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our financial condition or results of operations. Please see “Risk Factors —If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected.”

•             Changes to our information technology systems. As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, we have recently upgraded our financial reporting systems in the U.S. and are in the process of designing and implementing a standardized enterprise resource planning (“ERP”) system internationally over the next few years. In addition, we are currently implementing a three-year point-of-sale system upgrade program in a number of our divisions (including our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see “Risk Factors —We may be adversely affected by any disruption in our information technology systems.”

Business Segments, Geographic Area Information and Seasonality

We operate two business segments: (i) Sally Beauty Supply, an open-line and exclusive-label distributor of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals primarily in North America, Europe, Puerto Rico and South America, and (ii) BSG, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories in North America. BSG operates stores under the CosmoProf service mark. BSG also franchises beauty supply outlets in the southwest portion of the U.S. and Mexico, and supplies sub-distributors in Europe. Sales of Sally Beauty Supply accounted for approximately 63%, 64% and 63%; and BSG accounted for approximately 37%, 36% and 37% of the company’s consolidated net sales for the years ended September 30, 2010, 2009 and 2008, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the “Business Segments and Geographic Area Information,” Note 18 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” of this Annual Report.

Neither the sales nor the product assortment for Sally Beauty Supply or BSG are generally seasonal in nature.

Sally Beauty Supply

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2010, Sally Beauty Supply operated 3,006 company-operated retail stores, 2,429 of which are located in the U.S. (with the remainder in the United Kingdom, Belgium and certain other countries in Europe, and in Canada, Puerto Rico, Mexico and Chile), and supplied 26 franchised stores located outside the U.S. Its stores carry an extensive selection of professional beauty products, ranging between 4,000 and 8,000 stock keeping units (or SKUs) of beauty products, and includes products for hair care, nail care, beauty sundries and small electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise. We believe that Sally Beauty Supply has differentiated itself from its competitors through its customer value proposition, attractive pricing, extensive selection of leading third-party branded and exclusive-label products, a broad ethnic product selection, the product knowledge of its sales associates and convenient store locations.

Store Design and Operations

Sally Beauty Supply stores are designed to create an appealing shopping environment that embraces the retail consumer and salon professional and highlights its extensive product offering. Sally Beauty Supply stores average between 1,500 square feet and 1,700 square feet in size and are located primarily in strip shopping centers in the U.S. and Canada. Generally, Sally Beauty Supply stores in the U.S. and Canada follow a consistent format, allowing customers familiarity between Sally Beauty Supply locations. Store formats for Sally Beauty Supply outside the U.S. and Canada vary by marketplace.

Sally Beauty Supply stores are segmented into distinctive areas arranged by product type with signs allowing its customers to easily navigate through its stores. Sally Beauty Supply seeks to stimulate cross-selling and impulse buying through strategic product placement and use of displays to highlight new products and key promotional items.

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

Sally Beauty Supply offers a comprehensive ethnic product selection with specific appeal to African-American and Hispanic customers. Its ethnic product offerings are tailored by store based on market demographics and category performance. For example, sales of products targeted for the African-American customers averaged approximately 8.6% of net sales in Sally Beauty Supply’s U.S. stores during the past three years. We believe the breadth of selection of ethnic products available in Sally Beauty Supply stores is unique and differentiates its stores from its competition. Sally Beauty Supply also aims to position itself to be competitive in price, but not a discount leader.

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

Exclusive-Label Products

Sally Beauty Supply offers a broad range of exclusive-label products. We believe exclusive-label products provide customers with an attractive alternative to higher-priced leading third-party brands. Exclusive-label products accounted for approximately 42% of Sally Beauty Supply’s product sales in the U.S. during the 2010 fiscal year. Generally, the exclusive-label brands have higher gross margins than the leading third-party branded products, and we believe this area offers continued potential growth. Sally Beauty Supply maintains exclusive-label products in a number of categories including hair care, small electrical appliances and salon products. Sally Beauty Supply actively promotes its exclusive-label brands through in-store promotions and monthly shopping guides. We believe our customers perceive these exclusive-label products to be comparable in quality and name recognition to leading third-party branded products.

The following table sets forth the approximate percentage of Sally Beauty Supply’s sales by merchandise category:

	Fiscal Year Ended September 30,
	2010	2009	2008
Hair color	22.7%	22.8%	21.7%
Hair care	20.7%	19.7%	18.5%
Brushes, cutlery and accessories	15.1%	15.6%	16.8%
Skin and nail care	14.2%	13.0%	12.4%
Electrical appliances	11.8%	11.9%	13.2%
Ethnic products	8.1%	8.7%	9.1%
Other beauty items	7.4%	8.3%	8.3%
Total	100.0%	100.0%	100.0%

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

Sally Beauty Supply’s customer loyalty and marketing programs, primarily in the U.S. and Canada, allow Sally Beauty Supply to collect point-of-sale customer data and increase our understanding of customers’ needs. The Sally “Beauty Club” is a loyalty program for customers who are not salon professionals. Beauty Club members, after paying a nominal annual fee, receive a special, discounted price on almost every non-sale item. Members are also eligible for a special Beauty Club e-mail newsletter that contains additional savings, beauty tips, new product information and coupons. In addition, the “ProCard” is a marketing program for licensed salon professionals. ProCard members receive discounts on all beauty products sold at Sally Beauty Supply stores. We believe these programs are effective in developing and maintaining customer relationships. Outside the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

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

The following table provides a history of Sally Beauty Supply’s store count during the last five fiscal years:

	Fiscal Year Ended September 30,
	2010	2009	2008	2007	2006
Stores open at beginning of period	2,923	2,844	2,694	2,511	2,419
Net store openings during period	108	60	110	83	92
Stores acquired during period	1	19	40	100	—
Stores open at end of period	3,032	2,923	2,844	2,694	2,511

Beauty Systems Group

We believe that BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2010, BSG had 868 company-operated stores, supplied 159 franchised stores and had a sales force of approximately 1,051 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially every state in the U.S., in Puerto Rico and in portions of Canada, Mexico and certain European countries.

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

Professional Distributor Sales Consultants

BSG has a network of approximately 1,051 professional distributor sales consultants (“DSC” or “DSCs”), which exclusively serve salons and salon professionals. The following table sets forth the number of consultants in the BSG network during the last five fiscal years:

	Fiscal Year Ended September 30,
	2010	2009	2008	2007	2006
Professional distributor sales consultants(a)	1,051	1,022	984	1,002	1,163

(a)          Includes 395, 300, 328, 317 and 348 distributor sales consultants of our Armstrong McCall franchisees at September 30, 2010, 2009, 2008, 2007 and 2006, respectively.

The increase in the number of DSCs in 2009 reflects approximately 90 distributor sales consultants previously employed by Schoeneman Beauty Supply, Inc (“Schoeneman”) prior to the Company’s acquisition of Schoeneman on September 30, 2009. The decrease in DSCs in the fiscal year 2007 was in response to the loss of L’Oreal-related sales resulting from changes to our contractual relationship with L’Oreal. BSG’s DSC sales force was reduced in the fiscal year 2007 and the remaining affected sales consultants were offered certain compensation related incentives to stay with the Company, as BSG replaced lost L’Oreal sales. Please see “Risk Factors—The beauty products distribution industry is highly competitive and is consolidating,” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

In order to provide a knowledgeable sales consultant team, BSG actively recruits individuals with industry knowledge or sales experience, as we believe that new sales consultants with either broad knowledge about the products or direct sales experience will be more successful.

BSG provides training to new sales consultants beginning with a two-week training program, followed by a continuing program of media-based training, delivered through audio, video and web-based e-learning. The program is designed to develop product knowledge as well as techniques on how best to serve salon professionals. In addition to selling professional beauty products, these sales consultants offer in-salon training for professionals and owners in areas such as new styles, techniques and business practices.

An important component of sales consultants’ compensation is sales commissions. BSG’s commission system is designed to drive sales and focus consultants on selling products that are best suited to individual salons and salon professionals. We believe our emphasis on recruitment, training, and sales-based compensation results in a sales force that distinguishes itself from other full-service/exclusive-channel distributors.

The following table sets forth the approximate percentage of BSG sales attributable by distribution channel:

	Fiscal Year Ended September 30,
	2010	2009
Company-operated retail stores	65.1%	60.0%
Professional distributor sales consultants (full-service)	24.2%	27.9%
Franchise stores	10.7%	12.1%
Total	100.0%	100.0%

Merchandise

BSG stores carry a broad selection of third-party branded products, ranging between 5,000 and 10,000 SKUs of beauty products, including hair care products, nail care, small electrical appliances and other beauty items. Some products are available in bulk packaging for higher volume salon needs. Through BSG’s information systems, each store’s product performance is actively monitored, allowing maintenance of an optimal merchandise mix. Additionally, BSG’s information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain high levels of product in stock. Although BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional. Certain BSG products are sold under exclusive arrangements with suppliers, whereby BSG is designated the sole distributor for a specific brand name within certain geographic territories. We believe that carrying a broad selection of branded merchandise is critical to maintaining relationships with our valued professional customers.

The following table sets forth the approximate percentage of BSG’s sales attributable by merchandise category:

	Fiscal Year Ended September 30,
	2010	2009	2008
Hair care	37.1%	38.5%	38.1%
Hair color	29.6%	28.4%	26.3%
Promotional items(a)	13.2%	12.5%	12.4%
Skin and nail care	8.1%	7.7%	8.0%
Electrical appliances	4.5%	4.9%	6.5%
Other beauty items	7.5%	8.0%	8.7%
Total	100.0%	100.0%	100.0%

(a)          Promotional items consist of sales from other categories that are sold on a value-priced basis.

Marketing and Advertising

BSG’s marketing program is designed primarily to promote its extensive selection of brand name products at competitive prices. BSG distributes at its stores and mails to its salon and salon professional customers, multi-page color shopping guides that highlight promotional products. Some BSG stores also host monthly manufacturer-sponsored classes for customers. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, are educated on new products and beauty trends. We believe these classes increase brand awareness and drive sales in BSG stores.

Store Locations

BSG stores are primarily located in secondary strip shopping centers. Although BSG stores are located in visible and convenient locations, salon professionals are less sensitive about store location than Sally Beauty Supply customers.

The following table provides a history of BSG’s store count during the last five fiscal years:

	Fiscal Year Ended September 30,
	2010	2009	2008	2007	2006
Stores open at beginning of period	991	929	874	828	822
Net store openings during period	36	16	44	46	6
Stores acquired during period (a)(b)	—	46	11	—	—
Stores open at end of period	1,027	991	929	874	828

(a)          Stores acquired in the fiscal year 2009, include 43 stores owned by Schoeneman prior to the Company’s acquisition of Schoeneman on September 30, 2009.

(b)         Stores acquired during and at the end of the fiscal periods presented herein do not include 82 stores owned by Aerial Company Inc. (“Aerial”) prior to the Company’s acquisition of Aerial on October 1, 2010.

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

Open New Stores and Exploring New Marketplaces

In the fiscal year 2010, we opened or acquired 109 and 36 net new stores for Sally Beauty Supply and BSG, respectively. Because of the limited initial capital outlay, rapid payback, and attractive return on capital, we intend to continue to expand our Sally Beauty Supply and BSG store base. We believe there are growth opportunities for additional stores in North America, Europe and Central and South America. We expect new store openings and acquisitions in existing and new areas to be an important aspect of our future growth opportunities. Please also see “Pursue Strategic Acquisitions.”

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

Increase Operating Efficiency and Profitability

We believe there are opportunities to increase the profitability of operations, especially in our BSG business. During the last couple of fiscal years, we made certain changes which included right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure. We completed a re-branding project at BSG that repositioned all of our North American company-operated stores under a common name and store identity, CosmoProf, which we believe has improved brand consistency, saved on advertising and promotional costs and allowed for a more focused marketing strategy. We also implemented a two-year, $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network. Over the past few years, we have undertaken a full review of our procurement strategy. This initiative is intended to identify lower-cost alternative sources of supply in certain product categories from countries with lower manufacturing costs. We also offer between 5,000 and 8,000 SKUs of our Sally Beauty Supply products for sale through Sally Beauty’s website (www.sallybeauty.com), which we expect will increasingly lead to additional sales for that business segment.

Pursue Strategic Acquisitions and New Territories for Organic Growth

We have completed more than 30 acquisitions during the last 10 years. We believe our experience in identifying attractive acquisition targets; our proven integration process; and our highly scalable infrastructure have created a strong platform for potential future acquisitions, subject to restrictions on our ability to finance acquisitions by incurring additional debt or issuing equity under our debt agreements. For example, (1) in March of 2010, we acquired certain assets and the business of a former exclusive distributor of John Paul Mitchell Systems beauty products with sales primarily in south Florida and certain islands in the Caribbean; (2) in December of 2009, we acquired Sinelco, a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe; (3) on September 30, 2009, we acquired Schoeneman, a 43-store beauty supply chain located in the central northeast United States; (4) in September of 2009, we acquired Intersalon, a leading distributor of premier beauty supply products with 16 stores located in Chile; (5) in September of 2009, we also acquired the assets and business of Belleza Concept International, Inc., a distributor of beauty supply products operating in Puerto Rico; and (6) in May of 2008, we acquired Pro-Duo NV (“Pro-Duo”), a cash and carry retailer of both professional and retail hair products with 40 stores located primarily in Belgium, France and Spain. We intend to continue to identify and evaluate acquisition targets and organic growth targets both domestically and internationally, with a focus on expanding our exclusive BSG territories and allowing Sally Beauty Supply to enter new geographic areas principally outside the U.S.

Competition

Although there are a limited number of sizable direct competitors to our business, the beauty industry is highly competitive. In each area in which we operate, we experience competition from domestic and international businesses often with more resources, including mass merchandisers, drug stores, supermarkets and other chains offering similar or substitute beauty products at comparable prices. Our business also faces competition from department stores. In addition, our business competes with local and regional open-line beauty supply stores and full-service distributors selling directly to salons and salon professionals through both professional distributor sales consultants and outlets open only to salons and salon professionals. Our business also faces increasing competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or align themselves with our competitors. Some of these manufacturers are vertically integrating through the acquisition of distributors and stores. In addition, these manufacturers may acquire additional brands that we currently distribute and attempt to shift these products to their own distribution channels. Our business also faces competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. Please see “Risk Factors—The beauty products distribution industry is highly competitive and is consolidating” for additional information about our competition.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and contribute to our success:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading channel positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply marketplace, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. In the U.S. and Puerto Rico, we offer up to 8,000 and 10,000 SKUs in Sally Beauty Supply (in our stores and online) and BSG stores, respectively, to a potential customer base that includes millions of retail consumers and more than 250,000 hair salons in the U.S.

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

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending on the local economic conditions. Sally Beauty Supply stores average between 1,500 square feet and 1,700 square feet and BSG stores average approximately 2,700 square feet in size in the U.S. and Canada. Domestically, our stores are typically located within strip shopping centers. Strong average sales per square foot combined with minimal staffing requirements, low rent expense and limited initial capital outlay typically result in positive contribution margins within a few months, and cash payback on investment within approximately two years. Due to such attractive investment returns and relatively high operating profit contributions per store, during the past five years Sally Beauty Supply and BSG have opened an aggregate of 453 and 148 net new stores, respectively, excluding the effect of acquisitions. Store formats, including average size, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace.

Consistent Financial Performance

We have a proven track record of strong growth and consistent profitability due to superior operating performance, new store openings and strategic acquisitions. Over the past five fiscal years, our consolidated same store sales growth has been positive in each year and has averaged 3.3%, as set forth in the following table:

	Fiscal Year Ended September 30,
Same store sales growth (a)	2010	2009	2008	2007	2006
Sally Beauty Supply	4.1%	2.1%	1.2%	2.7%	2.4%
Beauty Systems Group	6.2%	1.0%	6.9%	10.1%	4.1%
Consolidated	4.6%	1.8%	2.6%	4.5%	2.8%

(a)     Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales calculation includes internet-based sales (beginning in fiscal year 2009) and store expansions, if applicable, but does not generally include sales from stores relocated.

Experienced Management Team with a Proven Track Record

Our management team, which includes the management team of Sally Beauty is, led by President and Chief Executive Officer Gary Winterhalter and has a strong record of performance.

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

Relationships with Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2010, our five largest suppliers, The Procter & Gamble Company, or P&G, Shiseido Cosmetics (America) Limited, Conair Corporation, the Professional Products Division of L’Oreal USA S/D, Inc., or L’Oreal, and John Paul Mitchell Systems, accounted for approximately 39% of our consolidated merchandise purchases. Products are purchased from these and many manufacturers on an at-will basis or under contracts which can be terminated without cause upon 90 days notice or less or expire without express rights of renewal. Such manufacturers could discontinue sales to us at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to us, there could be a material adverse effect on our consolidated results of operations.

As is typical in the distribution businesses, relationships with suppliers are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. Please see “Risk Factors— We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.” However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between us and our suppliers through, among other things, the development of new or expanded supplier relationships.

Distribution

As of September 30, 2010, we operated mainly through 17 distribution centers, nine of which serviced Sally Beauty Supply and eight of which serviced BSG. During the 2009 fiscal year, we completed implementation of a comprehensive optimization program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network. Total capital expenditures for this program were approximately $22.0 million and certain related expenses were approximately $5.0 million. We believe that annual savings from this program are approximately $14.0 million for the 2010 fiscal year.

Our purchasing and distribution system is designed to minimize the delivered cost of merchandise and maximize the level of merchandise in-stock in stores. This distribution system also allows for monitoring of delivery times and maintenance of appropriate inventory levels. Product deliveries are typically made to our stores on a weekly basis. Each distribution center has a quality control department that monitors products received from suppliers. We utilize proprietary software systems to provide computerized warehouse locator and inventory support.  Please see “Risk Factors—We are not certain that our ongoing cost control plans will continue to be successful.”

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

Employees

In our domestic and foreign operations, we had approximately 22,900 employees as of September 30, 2010; consisting of approximately 6,730 salaried, 4,670 hourly and 11,500 part-time employees. We had approximately 22,410 employees as of September 30, 2009; consisting of approximately 6,480 salaried, 4,930 hourly and 11,000 part-time employees. Part-time employees are used to supplement schedules, particularly in North America.

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

As of September 30, 2010, Sally Beauty Supply supplied 26 and BSG supplied 159 franchised stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon operations.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries throughout the world in which we operate. Together with our subsidiaries, we own over 250 trademark registrations in the U.S., and over 900 trademark registrations outside the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws and confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10 or 15 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product.

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

The beauty products distribution industry is highly fragmented, and there are few significant barriers to entry into the marketplaces for most of the types of products and services we sell. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers as well as e-commerce retailers offering professional salon-only and other products. The availability of diverted professional salon products in large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase products from manufacturers, the quality, perceived value, consumer brand name recognition, packaging and mix of the products we sell, customer service, the efficiency of our distribution network and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices to retain business or marketplace share. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

In addition, our industry is consolidating, which may give our competitors increased negotiating leverage with suppliers and greater marketing resources, resulting in a more effective ability to compete with us. For instance, we may lose customers if those competitors which have broad geographic reach attract additional salons (individual and chain) that are currently BSG customers, or if professional beauty supply manufacturers align themselves with our competitors. For example, BSG’s largest supplier, L’Oreal, has been able to shift a material amount of revenue out of the BSG nationwide distribution network and into its competitive regional distribution networks. L’Oreal has also acquired one manufacturer (that does not currently do business with BSG) and distributors directly competitive with BSG in the southeastern U.S., the mid-western U.S. and the west coast of the U.S. As a result, L’Oreal entered into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. If L’Oreal (or another direct competitor) were to acquire another manufacturer which conducts business with BSG, we could lose that revenue as well. Not only does consolidation in distribution pose risks from the competitive distributors, but it may also place more leverage in the hands of those manufacturers to negotiate smaller margins on products sold through our network.

If we are unable to compete effectively in our marketplace or if competitors divert our customers away from our networks, it would adversely impact our business, financial condition and results of operations.

We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand.

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for specific beauty products. If we do not timely identify and properly respond to evolving trends and consumer demands in the marketplace for beauty products and changing consumer demands our sales may decline significantly and we may be required to mark down unsold inventory to prices which can be significantly lower than normal prices, which could adversely impact our business, financial condition and results of operations. In addition, we depend on our inventory management and information technology systems in order to replenish inventories and deliver products to store locations in response to customer demands. Any systems-related problems could result in difficulties satisfying the demands of customers which, in turn, could adversely affect our sales and profitability.

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

Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable store sales and quarterly financial performance, including:

•	changes in our merchandising strategy or mix;

•	the performance of our new stores;

•	our ability to increase sales and meet forecasted levels of profitability at our existing stores;

•	the effectiveness of our inventory management;

•	the timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;

•	levels of pre-opening expenses associated with new stores;

•	a portion of a typical new store’s sales (or sales we make over the internet channel) coming from customers who previously shopped at other existing stores;

•	expenditures on our distribution system;

•	the timing and effectiveness of our marketing activities, particularly our Sally Beauty Club promotions;

•	the level of sales made through our internet channel;

•	actions by our existing or new competitors;

•	worldwide economic conditions and, in particular, the retail sales environment in the U.S.; and

•	changes in foreign currency exchange rates.

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

We do not manufacture any products we sell, and instead purchase our products from recognized brand manufacturers and exclusive-label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. For fiscal 2010, our five largest suppliers were P&G, Shiseido Cosmetics (America) Limited, Conair Corporation, L’Oreal and John Paul Mitchell Systems and accounted for approximately 39.0% of our consolidated merchandise purchases.

Since we purchase products from many manufacturers and fillers under at-will contracts and contracts which can be terminated without cause upon 90 days notice or less, or which expire without express rights of renewal, manufacturers and fillers could discontinue sales to us immediately or upon short notice. Some of our contracts with manufacturers may be terminated if we fail to meet specified minimum purchase requirements. If minimum purchase requirements are not met, we do not have contractual assurances of continued supply. In lieu of termination, a manufacturer may also change the terms upon which it sells, for example, by raising prices or broadening distribution to third parties. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For example, in 2009 L’Oreal filed an action which threatens a long-term distribution agreement with Armstrong McCall. Armstrong McCall is vigorously defending its rights under the agreement. For these and other reasons, we may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

Changes in Sally Beauty Supply’s and BSG’s relationships with suppliers occur often, and could positively or negatively impact the net sales and operating profits of both business segments.  Some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full-service/exclusive and open-line distributors like BSG and Sally Beauty Supply, by promoting their own distribution channels, as discussed above. These suppliers may offer advantages, such as lower prices, when their products are purchased from distribution channels they control. If our access to supplier-provided products were to diminish relative to our competitors or we were not able to purchase products at the same prices as our competitors, our business could be materially and adversely affected. Also, consolidation among suppliers may increase their negotiating leverage, thereby providing them with competitive advantages that may increase our costs and reduce our revenues, adversely affecting our business, financial condition and results of operations.

As discussed above, L’Oreal is entering into direct competition with BSG, and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. For example, L’Oreal could attempt to terminate our contracts to carry certain of their products in BSG stores, which accounted for approximately $100 million in U.S. sales for the 2010 fiscal year and have expiration dates at the end of 2012. Therefore, there can be no assurance that the impact of these developments will not adversely impact revenue to a greater degree than we currently expect or that our efforts to mitigate the impact of these developments will be successful. If the impact of these developments is greater than we expect or our efforts to mitigate the impact of these developments are not successful, this could have a material adverse effect on our business, financial condition or results of operations.

Although we plan to mitigate the negative effects resulting from unfavorable changes in our relationships with suppliers, such as L’Oreal, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights.

Any significant interruption in the supply of products by manufacturers and fillers could disrupt our ability to deliver merchandise to our stores and customers in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

Manufacturers and fillers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including inability to procure ingredients, industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, and licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which neither they nor we have control. In addition, our operating results depend to some extent on the orderly operation of our receiving and distribution processes, which depend on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity.

If a material interruption of supply occurs, or a significant manufacturer or filler ceases to supply us or materially decreases its supply to us, we may not be able to acquire products with similar quality and consumer brand name recognition as the products we currently sell or to acquire such products in sufficient quantities to meet our customers’ demands or on favorable terms to our business, any of which could adversely impact our business, financial condition and results of operations.

If products sold by us are found to be defective in labeling or content, our credibility and that of the brands we sell may be harmed, marketplace acceptance of our products may decrease, and we may be exposed to liability in excess of our products liability insurance coverage and manufacturer indemnities.

We do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or filler before we offer such product for resale.  In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding whether such products have been manufactured in accordance with applicable governmental regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective.

Any actual defects or allegations of defects in products sold by us could result in adverse publicity and harm our credibility, which could adversely affect our business, financial condition and results of operations. Although we may have indemnification rights against the manufacturers of many of the products we distribute and rights as an “additional insured” under the manufacturers’ insurance policies, it is not certain that any manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us. Further, some types of actions and penalties, including many actions or penalties imposed by governmental agencies and punitive damages awards, may not be remediable through reliance on indemnity agreements or insurance. Furthermore, potential product liability claims may exceed the amount of indemnity or insurance coverage or be excluded under the terms of an indemnity agreement or insurance policy. If we are forced to pay to satisfy such claims, it could have an adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we do not comply with laws and regulations or if we become subject to additional or more stringent laws and regulations.

We are subject to a number of federal, state and local laws and regulations, as well as applicable laws and regulations in each foreign marketplace in which we do business. These laws and regulations govern the composition, packaging, labeling and safety of the products we sell, the methods we use to sell and import these products. Non-compliance with applicable laws and regulations of governmental authorities, including the FDA and similar authorities in other jurisdictions, by us or the manufacturers and fillers of the products sold by us could result in fines, product recalls and enforcement actions, and otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. The laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. Continued legal compliance could require the review and possible reformulation or relabeling of certain products, as well as the possible removal of some products from the marketplace. Legal compliance could also lead to considerably higher internal regulatory costs. Manufacturers may try to recover some or all of any increased costs of compliance by increasing the prices at which we purchase products, and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws and regulations that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition and results of operations.

Laws and regulations impact our business in many areas that have no direct relation to the products we sell. For example, as a reporting company, we are subject to a number of laws and regulations related to the issuance and sale of our securities. Another area of intense regulation is that of the relationships we have with our employees, including compliance with many different wage and hour and nondiscrimination related regulatory schemes. Violation of any of the laws or regulations governing our business or the assertion of individual or class-wide claims could have an adverse effect on our business, financial condition and results of operations.

Product diversion could have an adverse impact on our revenues.

The majority of the products that BSG sells, including those sold by our Armstrong McCall franchisees, are meant to be used exclusively by salons and individual salon professionals or are meant to be sold exclusively by the purchasers, such as salons, to their retail consumers. However, despite our efforts to prevent diversion, incidents of product diversion occur, whereby our products are sold by these purchasers (and possibly by other bulk purchasers such as franchisees) to wholesalers and ultimately to general merchandise retailers, among others. These retailers, in turn, sell such products to consumers. The diverted product may be old, tainted or damaged and sold through unapproved outlets, all of which could diminish the value of the particular brand. In addition, such diversion may result in lower net sales for BSG should consumers choose to purchase diverted products from retailers rather than purchasing from our customers, or choose other products altogether because of the perceived loss of brand prestige.

In the BSG arena, product diversion is generally prohibited under our manufacturers’ contracts, and we are often under a contractual obligation to stop selling to salons, salon professionals and other bulk purchasers which engage in product diversion. If we fail to comply with our anti-diversion obligations under these manufacturers’ contracts, (including any known diversion of products sold through our Armstrong McCall franchisees), these contracts could be adversely affected or even terminated. In addition, our investigation and enforcement of our anti-diversion obligations may result in reduced sales to our customer base, thereby decreasing our revenues and profitability.

BSG’s financial results are affected by the financial results of BSG’s franchised-based business (Armstrong McCall).

BSG receives revenue from products purchased by Armstrong McCall franchisees. Accordingly, a portion of BSG’s financial results is to an extent dependent upon the operational and financial success of these franchisees, including their implementation of BSG’s strategic plans. If sales trends or economic conditions worsen for Armstrong McCall’s franchisees, their financial results may worsen. Additionally, the failure of Armstrong McCall franchisees to renew their franchise agreements, any requirement that Armstrong McCall restructure its franchise agreements in connection with such renewals, or any failure of Armstrong McCall to meet its obligations under its franchise agreements, could result in decreased revenues for BSG or create legal issues with our franchisees or manufacturers.

Our internet-based business may be unsuccessful or may cause internal channel conflict.

We offer many of our beauty products for sale through Sally Beauty’s websites in the U.S. (such as www.sallybeauty.com) and abroad. Therefore, we encounter risks and difficulties frequently experienced in internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, Sally Beauty’s websites and our software and other related operational systems. In addition, our internet-based business may reduce the financial performance of our Sally Beauty Supply and other stores. For example, customers may choose to shop online rather than purchasing products from our Sally Beauty Supply stores. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, conflicts between these offerings could create issues that have the potential to adversely affect our results of operations. For example, such conflict could cause some of our current or potential internet customers to consider competing distributors of beauty products. These events could have an adverse effect on our business, financial condition and results of operations.

We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions.

In the past several years, we have completed multiple acquisitions. We intend to pursue additional acquisitions. We actively review acquisition prospects which would complement our existing lines of business, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will continue to identify suitable acquisition candidates.

If suitable candidates are identified, sufficient funds may not be available to make such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt to pay for acquisitions.  Additionally, the amount of equity that Sally Beauty can issue to make acquisitions or raise additional capital is severely limited. We may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could increase as a result of any acquisitions.

If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations.

Any acquisitions that we make may be difficult to integrate profitably into our business and may entail numerous risks, including:

•	difficulties in assimilating acquired operations, stores or products, including the loss of key employees from acquired businesses;

•	difficulties and costs associated with integrating and evaluating the distribution or information systems and/or internal control systems of acquired businesses;

•	expenses associated with the amortization of identifiable intangible assets;

•	problems retaining key technical, operational and administrative personnel;

•	diversion of management’s attention from our core business, including loss of management focus on marketplace developments;

•	complying with foreign regulatory requirements, including multi-jurisdictional competition rules;

•	enforcement of intellectual property rights in foreign countries;

•	adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers of the acquired businesses;

•	operating inefficiencies and negative impact on profitability;

•	entering geographic areas or channels in which we have limited or no prior experience; and

•	those related to general economic and political conditions, including legal and other barriers to cross-border investment in general, or by U.S. companies in particular.

In addition, during the acquisition process, we may fail or be unable to discover some of the liabilities of businesses that we acquire. These liabilities may result from a prior owner’s noncompliance with applicable laws and regulations. Acquired businesses may also not perform as we expect or we may not be able to obtain the expected financial improvements in the acquired businesses.

If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected.

Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. Despite these relatively low opening costs, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•	proximity to existing stores that may reduce the new store’s sales or the sales of existing stores;

•	difficulties in adapting our distribution and other operational and management systems to an expanded network of stores;

•

the potential inability to obtain adequate financing to fund expansion because of our high leverage and limitations on Sally Beauty’s ability to issue equity under our credit agreements, among other things;

•	increased (and sometimes unanticipated) costs associated with opening stores in international locations;

•	difficulties in obtaining any governmental and third-party consents, permits and licenses;

•	limitations on capital expenditures which may be included in financing documents that we enter into; and

•	difficulties in adapting existing operational and management systems to the requirements of national or regional laws and local ordinances.

The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and internationally. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and the real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items such as beauty products, as well as adversely impact the frequency of salon services performed by professionals using products purchased from us. Factors that could affect consumers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit and consumer confidence in future economic conditions. In the event of a prolonged economic downturn, consumer spending habits could be adversely affected and we could experience lower than expected net sales. In addition, a reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with unsold inventory.  The economic climate could also adversely affect our vendors.  The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We are not certain that our ongoing cost control plans will continue to be successful.

Our business strategy substantially depends on continuing to control or reduce operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our intellectual property rights, specifically our trademarks and service marks, our ability to compete could be negatively impacted.

The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We own certain trademark and service mark rights used in connection with our business including, but not limited to, “Sally,” “Sally Beauty,” “Sally Beauty Supply,” “Sally Beauty Club Card,” “BSG,” “CosmoProf,” “Proclub,” “Armstrong McCall,” “ion,” “Beyond the Zone” and “Salon Services.” We protect our intellectual property rights through a variety of methods, including, but not limited to, applying for and obtaining trademark protection in the U.S., Canada and other countries throughout the world in which our business operates. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants and others who have access to our proprietary information. While we intend to vigorously protect our trademarks against infringement, we may not be successful. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our intellectual property rights and trademarks are expected to continue to be substantial.

Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks.

Our ability to capitalize on growth in new international marketplaces and to grow or maintain our current level of operations in our existing international marketplaces is subject to risks associated with our international operations. These risks include: unexpected changes in regulatory requirements, trade barriers to some international marketplaces, economic and foreign currency fluctuations, potential difficulties in enforcing contracts, increasing levels of violence or terrorism, an inability to properly protect assets (including intellectual property) an inability to collect receivables, potential tax liabilities associated with repatriating funds from foreign operations and difficulties and costs of staffing, managing and accounting for foreign operations.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins and similar disruptions affecting the internet. Such delays, problems or costs may have a material adverse effect on our business, financial condition and results of operations.

As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure while maintaining their reliability and integrity. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. For example, we have recently upgraded our financial reporting systems in the U.S. and are in the process of designing and implementing a standardized ERP system internationally over the next few years. In addition, we are currently implementing a three-year point-of-sale system upgrade program in a number of our divisions (including our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. These and any other required upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in meeting implementation objectives. Many of our systems are proprietary, and as a result our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, and the impact on the reliability of our data from any upgrade or any legacy system, will not have a material adverse effect on our business, financial condition or results of operations.

The occurrence of natural disasters or acts of violence or terrorism could adversely affect our operations and financial performance.

The occurrence of natural disasters or acts of violence or terrorism could result in physical damage to our properties, the temporary closure of stores or distribution centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods to our distribution centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores, and/or the temporary reduction in visits to stores by customers.

If one or more natural disasters or acts of violence or terrorism were to impact our business, we could, among other things, incur significantly higher costs and longer lead times associated with distributing products. Furthermore, insurance costs associated with our business may rise significantly in the event of a large scale natural disaster or act of violence or terrorism.

The accounting and other management systems, controls and resources of our ultimate parent, Sally Beauty, may not be adequately prepared to meet the financial reporting and other requirements to which Sally Beauty and we are subject.

Sally Beauty, as a publicly-traded company, is directly subject to reporting and other obligations under the Exchange Act. In addition, as a result of the registered exchange offers for our senior notes and our senior subordinated notes completed in July of 2007, which we collectively refer to as the Notes, we are also directly subject to reporting and other obligations under the Exchange Act. These obligations place significant demands on the management, administrative and operational resources, including accounting resources, of Sally Beauty, us and our subsidiaries. As reporting companies, Sally Beauty and Sally Holdings incur significant legal, accounting and other expenses. We also have significant compliance costs under SEC and New York Stock Exchange rules and regulations.

In addition, as a reporting company we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of, the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm must attest to and report on the effectiveness of such internal controls. If we fail to properly assess and/or achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with Section 404. Moreover, effective internal controls are necessary to help prevent financial fraud. Any adverse finding could result in a negative reaction in the financial marketplace due to loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our debt instruments.

To comply with these requirements, Sally Beauty, Sally Holdings and our subsidiaries are continuously upgrading our systems, including information technology systems, and implementing additional financial and management controls, reporting systems and procedures. These and any other modifications to our financial and management controls, reporting systems, information technology systems and procedures under the financial reporting requirements and other rules that apply to reporting companies, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with the requirements. There can be no assurance that the time and resources our management will need to devote to the requirements, any delays due to the installation of any upgrade, any resulting service outages, and any impact on the reliability of our data from an upgrade will not have a material adverse effect on our business, financial condition or results of operations.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends to Sally Beauty is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure you that the cash flow and earnings of our operating subsidiaries will be adequate for our subsidiaries to service our and their debt obligations. If our subsidiaries do not generate sufficient cash flow from operations to satisfy their obligations, we may have to undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. We cannot assure you that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

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

In connection with the Separation Transactions, together with certain of our subsidiaries, we incurred approximately $1,850.0 million in debt. As of September 30, 2010, we had an aggregate principal amount of approximately $1,562.6 million, including capital lease obligations, of outstanding debt, and a total debt to equity ratio of – 3.14:1.00.

Our substantial debt could have important consequences. For example, it could:

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

•                              increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest), including borrowings under our senior secured term loan facilities and our asset-backed senior secured loan facility, which we refer to collectively as the senior secured credit facilities;

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2010, our senior credit facilities provided us commitments for additional borrowings of up to approximately $341.8 million under an asset-based senior secured loan (or ABL) facility, subject to borrowing base limitations. On November 12, 2010, we entered into a new ABL facility.  The new ABL facility has a 5-year maturity and we will continue to have the substantially same commitments for additional borrowings as we did under our previous ABL facility. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations. In addition, the agreements governing our senior credit facilities as well as the indentures governing our senior notes and senior subordinated notes, which we refer to collectively as the Notes, do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

The senior secured term loan facilities, which we refer to as the Term Loans, contain covenants that, among other things, restrict our and our subsidiaries’ ability to:

•             dispose of assets;

•             incur additional secured indebtedness (including guarantees of additional indebtedness);

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

The restrictions in the indentures governing our Notes and the terms of our senior credit facilities may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the senior credit facilities and the indentures for the Notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants and restrictions could result in a default under either the senior credit facilities or the indentures that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the senior credit facilities, could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under the senior credit facilities and may not be able to repay the amounts due under the term loans and the Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to service all of our debt and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to financial and business factors, many of which may be beyond our control, described under “Risks Relating to Our Business” above.

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

The following discussion describes the risk that the share distribution of Alberto-Culver common stock in the Separation Transactions may have triggered significant tax liabilities for Sally Beauty, our ultimate parent company, which could result in a material adverse effect on us. Since we have been a member of Sally Beauty’s consolidated group of companies for U.S. federal income tax purposes and certain state tax purposes during the taxable year of the share distribution of Alberto-Culver common stock, we (and other Sally Beauty subsidiaries that were also members of such group) will generally be liable for the income tax liability of Sally Beauty’s consolidated group of companies for that tax year. Therefore, if Sally Beauty incurred significant income tax liability as a result of the share distribution of Alberto-Culver common stock and was unable to pay these taxes, we could be liable for such taxes to the taxing authorities. In connection with the share distribution of Alberto-Culver common stock in the separation, Sally Beauty received: (i) a private letter ruling from the Internal Revenue Service, or IRS, and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. The private letter ruling and the opinion of counsel were based, in part, on assumptions and representations as to factual matters made by, among others, Alberto-Culver, Sally Beauty and representatives of Mrs. Carol L. Bernick, Mr. Leonard H. Lavin and certain of Sally Beauty’s other stockholders to whom we refer to as the Lavin family stockholders, as requested by the IRS or counsel, which, if incorrect, could jeopardize the conclusions reached by the IRS and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the IRS to raise such issues upon a subsequent audit. Opinions of counsel neither bind the IRS or any court, nor preclude the IRS from adopting a contrary position.

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

In the event that Sally Beauty recognizes a taxable gain in connection with the Alberto-Culver share distribution (either: (i) because the Alberto-Culver share distribution did not qualify as a tax-free distribution under Section 355 of the Code, or (ii) because of an acquisition by CDR Investors of 50% or more of Alberto-Culver or Sally Beauty’s outstanding common stock as part of a plan or series of related transactions that includes the Alberto-Culver share distribution), the taxable gain recognized by Sally Beauty would result in significant U.S. federal income tax liabilities to Sally Beauty. Under the Code, Sally Beauty would be jointly and severally liable for these taxes for which Alberto-Culver may be required to indemnify Sally Beauty under their tax allocation agreement, and there can be no assurance that Alberto-Culver would be able to fulfill its obligations under the tax allocation agreement if Alberto-Culver was determined to be responsible for the taxes thereunder.

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

CDRS, Sally Beauty’s largest stockholder, owns approximately 47.0% of its outstanding common stock on an undiluted basis. Pursuant to the stockholders agreement entered into by Sally Beauty, the CDR Investors and the Lavin family stockholders, which we refer to as the Stockholders Agreement, CDRS has designated five of Sally Beauty’s initial eleven directors, as well as the Director elected as Chairman of Sally Beauty’s Board of Directors, and CDRS’ right to nominate a certain number of directors will continue so long as it owns specified percentages of Sally Beauty’s common stock. The CDR Investors’ ownership of Sally Beauty’s common stock may have the effect of discouraging offers to acquire control of Sally Beauty and may preclude holders of its common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of Sally Beauty.

The interests of Sally Beauty’s largest stockholder may differ from the interests of other holders of its common stock.

CDRS, Sally Beauty’s largest stockholder, owns approximately 47.0% of its outstanding common stock on an undiluted basis. Pursuant to the Stockholders Agreement, CDRS has designated five of Sally’s Beauty’s eleven directors and CDRS’ right to nominate a certain number of directors will continue so long as it owns specified percentages of Sally Beauty’s common stock, as discussed above. In addition, the current Chairman of Sally Beauty’s Board of Directors is affiliated with CDRS. The interests of CDRS may differ from those of other holders of Sally Beauty’s common stock in material respects. For example, CDRS may have an interest in pursuing acquisitions, divestitures, financings, re-financings, stockholder dividends or other transactions that, in its judgment, could enhance its overall equity portfolio or the short-term value of their investment in Sally Beauty, even though such transactions might involve substantial risks to other holders of Sally Beauty’s common stock. The manager of CDRS’ ultimate parent is in the business of making investments in companies, and may acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of us or our customers. Additionally, CDRS may determine that the disposition of some or all of its interests in Sally Beauty would be beneficial to it at a time when such disposition could be detrimental to Sally Beauty, us and/or to the other holders of Sally Beauty’s common stock. Moreover, the ownership by CDRS of a significant percentage of Sally Beauty’s outstanding common stock may have the effect of discouraging offers to acquire control of Sally Beauty and may preclude holders of Sally Beauty’s common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of Sally Beauty.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our store and warehouse locations are leased and our corporate headquarters and four warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2010:

	Sally Beauty Supply		Beauty Systems Group
Location	Company-Operated	Franchise	Company-Operated	Franchise
United States (excluding Puerto Rico)	2,429	—	777	130
Puerto Rico	39	—	3	—
International:
United Kingdom	249	5	—	—
Belgium	29	5	—	—
Canada	58	—	88	—
Chile	22	—	—	—
France	27	2	—	—
Germany	27	—	—	—
Mexico	102	—	—	29
Other	24	14	—	—
Total International	538	26	88	29
Total Store Count	3,006	26	868	159

The following table provides locations for our significant offices and warehouses and corporate headquarters, as of September 30, 2010:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Columbus, Ohio	Warehouse	246,000	(1)
Denton, Texas	Corporate Headquarters	N/A	(1)(2)
Denton, Texas	Warehouse	45,000	(1)
Jacksonville, Florida	Warehouse	237,000	(1)
Reno, Nevada	Warehouse	253,000	(1)
Leased Properties:
Benicia, California	Office, Warehouse	187,000	(2)
Clackamas, Oregon	Warehouse	104,000	(2)
Fresno, California	Warehouse	200,000	(2)
Greenville, Ohio	Office, Warehouse	246,000	(2)
Pottsville, Pennsylvania	Office, Warehouse	160,000	(2)
Spartanburg, South Carolina	Warehouse	100,000	(2)
Blackburn, Lancashire, England	Warehouse	107,000	(1)
Calgary, Alberta, Canada	Warehouse	62,000	(2)
Gent, Belgium	Office, Warehouse	83,000	(1)
Guadalupe, Nuevo Leon, Mexico	Warehouse	40,000	(1)
Mississauga, Ontario, Canada	Office, Warehouse	60,000	(2)
Ronse, Belgium	Office, Warehouse	91,000	(1)
Thornliebank, Scotland	Office, Warehouse	94,000	(1)

(1)           Sally Beauty Supply

(2)           BSG

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending against us or our subsidiaries as of September 30, 2010. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On July 30, 2009, Sally Beauty disclosed in a Current Report on Form 8-K that L’Oreal filed a Second Amended Complaint in connection with the previously disclosed lawsuit described above. The Second Amended Complaint alleges, among other things, that AMLP, certain of its employees and others were involved in selling Matrix branded products to unauthorized buyers and that certain of its employees (and others) engaged in improper business transactions for personal benefit from 2005 through 2007.  L’Oreal seeks money damages, certain injunctive relief and a declaration that L’Oreal is entitled to terminate the 1981 Matrix Distributor Agreement now in effect between L’Oreal and AMLP.  None of the employees involved in the allegations are executive officers of Sally Beauty or the Company.  Substantially all of these allegations were made known by L’Oreal to the Company prior to the filing of the Second Amended Complaint. L’Oreal also provided the Company with documents allegedly supporting the allegations.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the member units of Sally Holdings LLC.  Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc., owns all of the member units of Sally Holdings LLC.

We do not expect to pay dividends in the foreseeable future.  The agreements governing our indebtedness restrict our ability to pay dividends.   Please see “Risk Factors—Risks Relating to Our Substantial Indebtedness” and Note 12 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data.”

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Holdings LLC and its consolidated subsidiaries for the year ended September 30, 2010, 2009, 2008 and 2007, and of Sally Holdings, Inc. and its consolidated subsidiaries for the year ended September 30, 2006 (dollars in thousands). Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly owned subsidiary of Sally Beauty in connection with the Separation Transactions. Sally Beauty was formed in June of 2006 in connection with the Separation Transactions.

	Year Ended September 30,
	2010	2009	2008	2007	2006
Results of operations information:
Net sales	$2,916,090	$2,636,600	$2,648,191	$2,513,772	$2,373,100
Cost of products sold and distribution expenses	1,511,716	1,393,283	1,413,597	1,360,025	1,286,329
Gross profit	1,404,374	1,243,317	1,234,594	1,153,747	1,086,771
Selling, general and administrative expenses(a)	1,004,660	891,056	895,632	850,159	798,211
Depreciation and amortization	51,122	47,066	48,533	42,605	38,032
Sales-based service fee charged by Alberto-Culver	—	—	—	3,779	28,852
Transaction expenses(b)	—	—	—	21,502	41,475
Operating earnings	348,592	305,195	290,429	235,702	180,201
Interest expense(c)	112,953	132,043	158,897	145,972	92
Earnings before provision for income taxes	235,639	173,152	131,532	89,730	180,109
Provision for income taxes	87,010	68,424	48,664	41,169	69,916
Net earnings	$148,629	$104,728	$82,868	$48,561	$110,193

Operating data:
Number of stores (end of period):
Sally Beauty Supply	3,032	2,923	2,844	2,694	2,511
Beauty Systems Group	1,027	991	929	874	828
Total	4,059	3,914	3,773	3,568	3,339
Professional distributor sales consultants (end of period)	1,051	1,022	984	1,002	1,163
Same store sales growth(d):
Sally Beauty Supply	4.1%	2.1%	1.2%	2.7%	2.4%
Beauty Systems Group	6.2%	1.0%	6.9%	10.1%	4.1%
Consolidated	4.6%	1.8%	2.6%	4.5%	2.8%
Financial condition information (at period end):
Working capital	$351,593	$315,943	$348,560	$341,891	$479,107
Cash, cash equivalents and short-term investments	59,494	54,447	99,788	38,272	107,571
Property, plant and equipment, net	168,117	151,249	156,260	154,068	142,735
Total assets	1,588,763	1,490,510	1,525,658	1,404,261	1,338,841
Long-term debt, excluding current maturities(c)	1,559,591	1,653,013	1,724,684	1,758,594	621
Member’s (deficit)/stockholder’s equity	$(497,888)	$(642,139)	$(722,280)	$(780,317)	$1,005,967

(a)

We account for share-based compensation awards in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. Selling, general and administrative expenses for the fiscal years 2010, 2009, 2008, 2007 and 2006 include share-based compensation expenses of $12.2 million, $8.0 million, $9.6 million, $12.3 million and $5.2 million, respectively.

(b)

The fiscal year 2007 includes one-time charges associated with the Separation Transactions and the fiscal year 2006 includes one-time charges associated with the termination of a merger agreement. Please see Note 1 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” for additional information about the Separation Transactions.

(c)

After November 16, 2006, long-term debt primarily represents debt incurred in connection with the Separation Transactions and interest expense related mainly to such indebtedness. Prior to the Separation Transactions, interest expense was attributable to notes payable to then-affiliates.

(d)

Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales calculation includes internet-based sales (beginning in fiscal year 2009) and store expansions, if applicable, but does not generally include sales from stores relocated.

Prior to November 16, 2006, Alberto-Culver owned all shares of issued and outstanding common stock of Sally Holdings, Inc. Since November, 16, 2006, all members units of Sally Holdings LLC have been owned by Sally Investment, a wholly-owned subsidiary of Sally Beauty.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of the financial condition as of September 30, 2010 and 2009, and the results of operations and cash flows for the fiscal years ended September 30, 2010, 2009 and 2008, of Sally Holdings, a wholly-owned subsidiary of Sally Investment Holdings LLC, or Sally Investment, a wholly-owned subsidiary of Sally Beauty Holdings, Inc. or Sally Beauty, and its consolidated subsidiaries. All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements of Sally Holdings and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2010

•                  Our sales from company-operated stores that have been open for at least 14 months as of the last day of a month, which we refer to as same store sales, increased 4.6% for the fiscal year ended September 30, 2010;

•                  Our consolidated net sales for the fiscal year ended September 30, 2010 increased $279.5 million, or 10.6%, to $2,916.1 million compared to the fiscal year ended September 30, 2009. Net sales for the fiscal year ended September 30, 2010 reflect approximately $17.2 million, or 0.7%, in net positive impact from changes in foreign currency exchange rates;

•                  Our consolidated gross profit for the fiscal year ended September 30, 2010 increased $161.1 million, or 13.0%, to $1,404.4 million compared to $1,243.3 million for the fiscal year ended September 30, 2009. As a percentage of net sales, gross profit increased to 48.2% for the fiscal year ended September 30, 2010, compared to 47.2% for the fiscal year ended September 30, 2009;

•                  Our consolidated operating earnings for the fiscal year ended September 30, 2010 increased $43.4 million, or 14.2%, to $348.6 million compared to $305.2 million for the fiscal year ended September 30, 2009. As a percentage of net sales, operating earnings increased to 12.0% for the fiscal year ended September 30, 2010, compared to 11.6% for the fiscal year ended September 30, 2009;

•                  For the fiscal year ended September 30, 2010, unallocated corporate expenses increased 15.9% to $72.2 million compared to $62.3 million for the fiscal year ended September 30, 2009;

•                  Sally Beauty Supply and BSG opened or acquired 109 and 36 net new stores, respectively, during the fiscal year ended September 30, 2010;

•                  In December of 2009, we acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.2 million (approximately $36.6 million);

•                  During fiscal year 2010, we made a mandatory prepayment in the amount of $22.3 million and optional prepayments in the aggregate amount of $102.7 million on our senior term loans, resulting in the prepayment in full of all borrowings under the Term Loan A facility and partial prepayment of borrowings under the Term Loan B facility; and

•                  Cash provided by operations decreased by $5.9 million, or 2.6%, to $218.1 million for the fiscal year ended September 30, 2010, compared to $224.0 million for the fiscal year ended September 30, 2009.

Overview

Description of Business

We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,874 stores and supplied 185 franchised stores in North America, South America and selected European countries, as of September 30, 2010. We are the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,051 professional distributor sales consultants who sell directly to salons and salon professionals.  We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2010, our consolidated net sales and operating earnings were $2,916.1 million and $348.6 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2010, Sally Beauty Supply operated 3,006 company-operated retail stores, 2,429 of which are located in the U.S. (with the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Chile) and

supplied 26 franchised stores located outside the U.S. Sally Beauty Supply stores in the U.S. and Canada range in size between 1,500 square feet and 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 4,000 and 8,000 SKUs of beauty products and includes products for hair care, skin and nail care, beauty sundries and electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise. For the year ended September 30, 2010, Sally Beauty Supply’s net sales and segment operating profit were $1,834.6 million and $320.5 million, respectively, representing 62.9% and 74.0% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses, respectively. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2010, BSG had 868 company-operated stores, supplied 159 franchised stores and had a sales force of approximately 1,051 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially all states in the U.S. and in portions of Canada, Puerto Rico, Mexico and certain European countries. BSG stores average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 5,000 and 10,000 SKUs of beauty products, includes hair care and color, skin and nail care, beauty sundries and electrical appliances; targeting salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the year ended September 30, 2010, BSG’s net sales and segment operating profit were $1,081.5 million and $112.5 million, respectively, representing 37.1% and 26.0% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses, respectively.

Industry and Business Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in consumer demand for hair color, hair loss prevention and hair styling products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

•             High level of marketplace fragmentation.  The U.S. salon channel is highly fragmented with over 250,000 hair salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

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

•             Increasing use of exclusive-label products.  We offer a broad range of exclusive-label products.  As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins than the leading third-party branded products and, accordingly, the growth in sales of these products will likely enhance our overall gross margins. Please see “Risk Factors - We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

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

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations. For example, on December 16, 2009, we acquired Sinelco, a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe. In addition, on September 4, 2009, we acquired Intersalon, a leading distributor of premier beauty supply products with 16 stores located in Chile. These acquisitions furthered our expansion plans in Europe and Latin America, key targets of Sally Beauty

Supply’s international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic growth targets. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic growth targets may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors - We may not be able to successfully identify acquisition candidates and complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks.”

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

•             Relationships with suppliers.   Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For example, in 2007 Farouk Systems, Inc. filed an action seeking a declaratory judgment that it was entitled to terminate a long-term distribution agreement with Armstrong McCall. In 2010 that matter was settled and BSG now sells Farouk products in some territories. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors —We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers or by strategic acquisitions of existing distributors.  Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset any potential loss of distribution rights in the future. Please see “Risk Factors —We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

•            High level of competition.  Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see “Risk Factors —The beauty products distribution industry is highly competitive and is consolidating.”

•             Economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.  However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers.  These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors —The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.”

•             Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our structure. In 2009 we completed implementation of an approximately $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network resulting in annualized cost savings of approximately $14.0 million for the 2010 fiscal year. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful.”

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

•             Changes to our information technology systems.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, we have recently upgraded our financial reporting systems in the U.S. and are in the process of designing and implementing a standardized ERP system internationally over the next few years. In addition, we are currently implementing a three-year point-of-sale system upgrade program in a number of our divisions (including our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations.  Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems.”

Significant Recent Acquisitions

On December 16, 2009, we acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.2 million (approximately $36.6 million). We also assumed €4.0 million (approximately $5.8 million) of pre-acquisition debt, excluding capital lease obligations, of Sinelco in connection with the acquisition. Sinelco serves over 1,500 customers through a product catalog and website and has sales throughout Europe. Goodwill of $5.2 million (which is not expected to be deductible for tax purposes) was recorded as a result of this acquisition. In addition, during the fiscal year 2010, we completed several other individually immaterial acquisitions at an aggregate cost of $9.0 million and recorded additional goodwill in the amount of $5.4 million (the majority of which is not expected to be deductible for tax purposes) in connection with such acquisitions. The valuation of the assets acquired and liabilities assumed in connection with the all acquisitions completed during the fiscal year 2010 was based on their fair values at the acquisition date. We funded these acquisitions with cash from operations as well as borrowings under our ABL facility. Please see Note 2 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for additional information about the Company’s accounting policies in connection with business combinations.

During the fiscal year 2009, we acquired Schoeneman, a 43-store beauty supply chain located in the central northeastern United States, at a cost of approximately $71.0 million, subject to certain adjustments. We currently expect to realize approximately $10 million in present value of future tax savings as a result of anticipated incremental depreciation and amortization tax deductions relating to the assets acquired in this transaction. In the fiscal year 2009, goodwill of approximately $61.0 million (which is expected to be deductible for tax purposes) was initially recorded as a result of this acquisition. In addition, during the fiscal year 2009, we completed several other individually immaterial acquisitions at an aggregate cost of $11.3 million of which a significant portion was allocated to goodwill (the majority of which is expected to be deductible for tax purposes). Generally, we funded these acquisitions with cash from operations. The purchase prices of certain acquisitions completed during the fiscal year 2009 (including the acquisition of Schoeneman) were initially allocated to assets acquired and liabilities assumed based on their preliminary estimated fair values at the date of acquisition. The final valuations of the assets acquired and liabilities assumed were completed during the fiscal year 2010. Accordingly, in the fiscal year 2010, we recorded intangible assets subject to amortization of $24.9 million and intangible assets with indefinite lives of $0.8 million in connection with certain the acquisitions completed during the fiscal year 2009. These amounts were previously reported in Goodwill pending the valuation of the assets acquired.

During the fiscal year 2008, we acquired Pro-Duo, a 40-store beauty supply chain located in Belgium, France and Spain for €19.3 million (approximately $29.8 million) plus incidental acquisition costs capitalized, subject to certain adjustments. We also assumed €3.0 million (approximately $4.7 million) of debt, excluding capital lease obligations, of Pro-Duo in connection with the acquisition. Goodwill of $23.9 million (which is not expected to be deductible for tax purposes) and certain identifiable intangible assets of $11.4 million were recorded as a result of this acquisition. In addition, during the fiscal year 2008, we completed several other individually immaterial acquisitions at an aggregate cost of $22.9 million of which a significant portion was allocated to intangible assets and goodwill (the majority of which is not expected to be deductible for income tax purposes). The purchase prices of these acquisitions have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The final valuations of the assets and liabilities acquired were completed during the fiscal year 2009. We funded these acquisitions with cash from operations as well as borrowings under our ABL facility.

In addition, subsequent to the fiscal year 2010, we acquired Aerial Company, Inc. (“Aerial”), an 82-store professional-only beauty supply chain operating in the Midwestern and northwestern United States, for approximately $79.0 million, subject to certain adjustments. This acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Aerial will be included in the Company’s consolidated financial statements subsequent to the acquisition date.  The acquisition was funded with borrowings under our ABL facility in the amount of $78.0 million and with cash from operations.

Our Separation from Alberto-Culver

Prior to November 2006, our business constituted two operating segments within the operations of Alberto-Culver. In November 2006, we separated from Alberto-Culver. We refer to our separation from Alberto-Culver as the Separation Transactions. As a result: (i) we became an indirect wholly-owned subsidiary of Sally Beauty; (ii) Sally Beauty, through us, owns and operates the Sally Beauty Supply and BSG distribution businesses that were owned and operated by Alberto-Culver prior to the Separation Transactions; (iii) at the closing of the Separation Transactions, the stockholders of Alberto-Culver prior thereto became the beneficial owners of approximately 52% of Sally Beauty’s outstanding common stock on an undiluted basis and the CDR Investors, who in the aggregate invested $575.0 million in Sally Beauty, received an equity interest representing approximately 48% of Sally Beauty’s outstanding common stock on an undiluted basis; and (iv) Alberto-Culver continued to own and operate its consumer products business. In addition, in connection with the Separation Transactions, we and certain of our subsidiaries incurred approximately $1,850.0 million of indebtedness. Please see Note 12 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” contained elsewhere in this Annual Report.

Credit Facilities

Borrowings under the Term Loans and the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The Term Loans may be prepaid at our option at any time without premium or penalty. Such facility is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the Term Loans) for any fiscal year unless a specified leverage ratio is met.  Additionally, the facility is subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility. Please see “Liquidity and Capital Resources” for additional information about our borrowings under the Term Loans.

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

Details of long-term debt (excluding capitalized leases) as of September 30, 2010 are as follows (dollars in thousands):

	Amount	Maturity dates	Interest Rates
ABL facility(a)	$—	Nov. 2011	(i) Prime plus up to 0.50% or;
			(ii) LIBOR(b) plus (1.00% to 1.50%)
Term Loan B	843,856	Nov. 2013	(i) Prime plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%)(c)
Other (d)	6,675	2011-2014	4.05% to 6.75%
Total	$850,531

Senior notes	$430,000	Nov. 2014	9.25%
Senior subordinated notes	275,000	Nov. 2016	10.50%
Total	$705,000

(a)          In November 2010, the Company entered into a new ABL facility. Please see “- Liquidity and Capital Resources — Credit Facilities.”

(b)         London Interbank Offered Rate (“LIBOR”).

(c)          At September 30, 2010, the interest rate for the Term Loan B was 2.51%.

(d)         Represents pre-acquisition debt of Pro-Duo and Sinelco.

In November 2010, we entered into a new agreement with lenders to replace our ABL facility with a new $400 million, 5-year credit facility (the “new ABL facility”). The new ABL facility contains restrictions and limitations similar to those contained in the prior ABL facility and, similar to the prior ABL facility, borrowings under the new ABL facility are secured by substantially all of our assets. The terms of the new ABL facility include interest rates at Prime plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75% and a commitment fee of 0.50% on the unused portion of the facility.

Other Significant Items

Derivative Instruments

As a multinational corporation, we are subject to certain market risks including changes in market interest rates and foreign currency fluctuations. We may consider a variety of practices in the ordinary course of business to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments.

Interest Rate Swap Agreements

The Company is exposed to a wide variety of economic risks, including risks arising from changing market interest rates. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps. The Company uses interest rate swaps as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loans are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by the Company of amounts based on a variable rate in exchange for the Company making payments based on a fixed rate over the term of the agreements without exchange of the underlying notional amount.

In November 2006, we entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November of 2008 and agreements with a notional amount of $350 million expired in November of 2009. These interest rate swap agreements did not qualify as hedges and, therefore, the changes in fair value of these agreements were recorded in interest expense in our consolidated statements of earnings.

Additionally, in May 2008, we entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements expire in May of 2012 and are designated as effective hedges, consistent with ASC 815. Accordingly, adjustments to reflect the change in the fair values of these interest rate swap agreements are recorded in accumulated other comprehensive (loss) income, net of tax, until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any ineffectiveness is recognized in interest expense in the Company’s consolidated statements of earnings. Please see “Item 7A — Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” and Note 13 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report.

Foreign Currency Option and Forward Contracts

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting its net investments in subsidiaries and earnings denominated in foreign currencies. The Company’s primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Mexican peso, and the Chilean peso. The Company’s various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. In connection with its exposure to foreign currency fluctuations, we may from time to time use foreign currency derivative instruments, such as foreign currency option contracts and foreign currency forward contracts, to manage such risk.

As a result of our acquisition of Sinelco on December 16, 2009, the Company uses foreign currency options, including, at September 30, 2010, foreign currency put options with an aggregate notional amount of €1.4 million ($1.9 million, at the September 30, 2010 exchange rate) and foreign currency call options with an aggregate notional amount of €0.8 million ($1.2 million, at the September 30, 2010 exchange rate), to manage the exposure to certain non-Euro currencies resulting from Sinelco’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency options are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in the fair value of these derivative instruments (which are adjusted quarterly) are recorded in our consolidated statements of earnings.

In the fourth quarter of the fiscal year 2010, we entered into four foreign currency forward agreements which expire in January of 2011. Two foreign currency forward agreements enable us to sell, in the aggregate, approximately €5.2 million ($7.1 million, at the September 30, 2010 exchange rate) at the weighted average forward exchange rate of 1.3073. The other two foreign currency forward agreements enable us to buy, in the aggregate, approximately $7.0 million Canadian dollars ($6.8 million, at the September 30, 2010 exchange rate) at the weighted average forward exchange rate of 1.0277. These foreign currency forward agreements are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in the fair value of these derivative instruments (which are adjusted quarterly) are recorded in our consolidated statements of earnings.

In October 2010, the Company also entered into certain foreign currency option agreements, including foreign currency put options with an aggregate notional amount of €4.0 million ($5.5 million, at the November 12, 2010 exchange rate) and foreign currency call options with an aggregate notional amount of €8.1 million ($11.1 million, at the November 12, 2010 exchange rate), to manage the exposure to certain non-Euro currencies resulting from Sinelco’s purchases of merchandise from third-party suppliers. These foreign currency options expire ratably through September 15, 2011, are not designated as hedges, and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in the fair value of these derivative instruments (which will be adjusted quarterly) will be recorded in our consolidated statements of earnings.

During the fiscal year ended September 30, 2010, selling general and administrative expenses included $0.2 million in net gains from all of the Company’s foreign currency option and forward agreements (net of non-cash losses of $0.3 million resulting from our foreign currency forwards). In addition, selling general and administrative expenses included $0.3 million in non-cash net gains related to certain intercompany balances not permanently invested, which certain of these derivative instruments are intended to hedge. Please see “Item 7A — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” and Note 13 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report.

Share-Based Payments

We have no share-based plans of our own. Since the Separation Transactions, we have been a wholly-owned subsidiary of Sally Beauty, and certain of our employees have been granted stock options and share awards under its share-based compensation plans. For the fiscal years 2010, 2009 and 2008, total share-based compensation cost charged against earnings was $12.2 million, $8.0 million and $9.6 million, respectively, and resulted in an increase in due to Sally Beauty by the same amounts. Share-based compensation for the fiscal years 2010, 2009 and 2008 included $2.5 million, $2.0 million and $3.1 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) and certain predecessor plans, such as the Sally Beauty Holdings 2007 Omnibus Incentive Plan and the Alberto-Culver Company Employee Stock Option Plan of 2003. For the fiscal years 2010, 2009 and 2008, the total income tax benefit recognized in the consolidated statements of earnings from all share-based compensation plans in which our employees participate or participated was $4.0 million, $1.9 million and $2.3 million, respectively, and resulted in the recognition of deferred tax assets of the same amount. Our consolidated statements of cash flows reflect, for the fiscal years 2010 and 2008, excess tax benefits of $0.2 million and $0.5 million, respectively and, for the fiscal year 2009, an excess tax shortfall of $0.2 million, from employee exercises of stock options as financing cash flows.  As of September 30, 2010, we had $9.4 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be charged to expense over the weighted average period of 2.2 years, and $2.0 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be charged to expense over the weighted average period of 3.2 years.

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

Results of Operations

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2010, 2009 and 2008 (in millions):

	Year Ended September 30,
	2010	2009	2008
Net sales	$2,916.1	$2,636.6	$2,648.2
Cost of products sold and distribution expenses	1,511.7	1,393.3	1,413.6
Gross profit	1,404.4	1,243.3	1,234.6
Total other operating costs and expenses	1,055.8	938.1	944.2
Operating earnings	348.6	305.2	290.4
Interest expense	113.0	132.0	158.9
Earnings before provision for income taxes	235.6	173.2	131.5
Provision for income taxes	87.0	68.5	48.6
Net earnings	$148.6	$104.7	$82.9

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2010, 2009 and 2008, expressed as a percentage of net sales for the respective periods:

	Year Ended September 30,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	51.8%	52.8%	53.4%
Gross profit	48.2%	47.2%	46.6%
Total other costs and expenses	36.2%	35.6%	35.6%
Operating earnings	12.0%	11.6%	11.0%
Interest expense	3.9%	5.0%	6.0%
Earnings before provision for income taxes	8.1%	6.6%	5.0%
Provision for income taxes	3.0%	2.6%	1.9%
Net earnings	5.1%	4.0%	3.1%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Year Ended September 30,
	2010	2009	2008
Net sales:
Sally Beauty Supply	$1,834,631	$1,695,652	$1,672,897
BSG	1,081,459	940,948	975,294
	$2,916,090	$2,636,600	$2,648,191
Gross Profit	$1,404,374	$1,243,317	$1,234,594
Gross profit margin	48.2%	47.2%	46.6%

Selling, general and administrative expenses	$1,004,660	$891,056	$895,632
Depreciation and amortization	$51,122	$47,066	$48,533

Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$320,456	$283,872	$285,615
BSG	112,495	91,604	80,927
Segment operating profit	432,951	375,476	366,542
Unallocated expenses	(72,172)	(62,289)	(66,499)
Share-based compensation expense	(12,187)	(7,992)	(9,614)
Operating earnings	348,592	305,195	290,429
Interest expense	(112,953)	(132,043)	(158,897)
Earnings before provision for income taxes	$235,639	$173,152	$131,532

Segment operating profit margin:
Sally Beauty Supply	17.5%	16.7%	17.1%
BSG	10.4%	9.7%	8.3%
Consolidated operating profit margin	12.0%	11.6%	11.0%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,032	2,923	2,844
BSG	1,027	991	929
	4,059	3,914	3,773
Same store sales growth(a)
Sally Beauty Supply	4.1%	2.1%	1.2%
BSG	6.2%	1.0%	6.9%
Consolidated	4.6%	1.8%	2.6%

(a)          Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales calculation includes internet-based sales (beginning in the fiscal year 2009) and store expansions, if applicable, but does not generally include sales from stores relocated.

Description of Net Sales and Expenses

Net Sales.  Our net sales consist primarily of the following:

•             Sally Beauty Supply.  Sally Beauty Supply generates net sales primarily by selling products through its stores to both professional and retail customers. Sally Beauty Supply sells hair care, hair color, skin and nail care products, electrical appliances and other beauty related accessories. Because approximately 42% of our Sally Beauty Supply product sales come from exclusive-label brands, most of these same products are generally not available in most other retail stores or in our BSG business segment. Various factors influence Sally Beauty Supply’s net sales including local competition, product assortment and availability, price, hours of operation and marketing and promotional activity. Sally Beauty Supply’s product assortment and sales are generally not seasonal in nature.

•             Beauty Systems Group.  BSG generates net sales by selling products to salon professionals and independent stylists through company-operated and franchised stores as well as through its network of professional distributor sales consultants . BSG sells hair care, hair color products, skin and nail care products, electrical appliances and other beauty related accessories. These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty Supply stores. Various factors influence BSG’s net sales, including product breadth and availability, competitive activity, relationships with suppliers, new product introductions and price. BSG’s product assortment and sales are generally not seasonal in nature.

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

Interest Expense.  Interest expense includes the amortization of deferred debt issuance costs and is stated net of interest income. Interest expense is primarily associated with debt incurred in connection with the Separation Transactions.

The Fiscal Year Ended September 30, 2010 compared to the Fiscal Year Ended September 30, 2009

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2010	2009	Increase
Net sales:
Sally Beauty Supply	$1,834,631	$1,695,652	$138,979	8.2%
BSG	1,081,459	940,948	140,511	14.9%
Consolidated net sales	$2,916,090	$2,636,600	$279,490	10.6%

Gross profit:
Sally Beauty Supply	$976,377	$878,738	$97,639	11.1%
BSG	427,997	364,579	63,418	17.4%
Consolidated gross profit	$1,404,374	$1,243,317	161,057	13.0%

Gross profit margin:
Sally Beauty Supply	53.2%	51.8%	1.4%
BSG	39.6%	38.7%	0.9%
Consolidated gross profit margin	48.2%	47.2%	1.0%

Net Sales

Consolidated net sales increased by $279.5 million, or 10.6%, for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $179.1 million, or 6.8%, and sales from businesses acquired in the preceding 12 months contributed approximately $94.1 million, or 3.6%, more to consolidated net sales for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. Other sales channels (including sales through our BSG distributor sales consultants and our BSG franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, contributed an increase of $6.3 million, or 0.2%, compared to the fiscal year ended September 30, 2009. Consolidated net sales for the fiscal year ended September 30, 2010, are inclusive of approximately $17.2 million in positive impact from changes in foreign currency exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $139.0 million, or 8.2%, for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $127.3 million, or 7.5%, and sales from businesses acquired in the preceding 12 months contributed approximately $13.2 million, or 0.8%, more to net sales for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. Other sales channels (including sales from stores that have been open for less than 14 months and non-store sales), in the aggregate, experienced a minor decline in sales compared to the fiscal year ended September 30, 2009. Net sales for Sally Beauty Supply for the fiscal year ended September 30, 2010, are inclusive of approximately $4.5 million in positive impact from changes in foreign currency exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $140.5 million, or 14.9%, for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $51.8 million, or 5.5%, sales from stores that have been open for less than 14 months contributed an increase of approximately $6.3 million, or 0.7%, and sales from businesses acquired in the preceding 12 months contributed approximately $80.9 million, or 8.6%, more to net sales for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. Other sales channels (including sales through our distributor sales consultants and our franchise-based businesses), in the aggregate, experienced a minor increase in sales compared to the fiscal year ended September 30, 2009. Net sales for BSG for the fiscal year ended September 30, 2010, are inclusive of approximately $12.7 million in positive impact from changes in foreign currency exchange rates, primarily in connection with our Canadian operations.

Gross Profit

Consolidated gross profit increased by $161.1 million, or 13.0%, for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $97.6 million, or 11.1%, for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009, principally as a result of higher sales volume and improved gross margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 53.2% for the fiscal year ended September 30, 2010, compared to 51.8% for the fiscal year ended September 30, 2009. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label and other higher-margin products), continued benefits from low-cost sourcing initiatives and overall margin improvements in certain of our Sally Beauty Supply international businesses. This increase also reflects a $2.7 million positive impact from changes in foreign currency exchange rates.

Beauty Systems Group.  BSG’s gross profit increased by $63.4 million, or 17.4%, for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 39.6% for the fiscal year ended September 30, 2010, compared to 38.7% for the fiscal year ended September 30, 2009. This increase was principally the result of a favorable change in the sales and product mix across the business, previously anticipated savings realized from the warehouse optimization program and synergies from businesses acquired during the last 12 months. This increase also reflects a $5.5 million positive impact from changes in foreign currency exchange rates.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $113.6 million, or 12.7%, to $1,004.7 million for the fiscal year ended September 30, 2010, compared to $891.1 million for the fiscal year ended September 30, 2009. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (including an increase of 145 stores, or 3.7%, over the fiscal year 2009), as well as higher share-based compensation expense of $4.2 million, higher advertising expenses in the Sally Beauty Supply segment of $7.1 million and acquisition–related expenses of $0.7 million. Please see “Recent Accounting Pronouncements” below for more information about the Company’s treatment of acquisition–related expenses. Selling, general and administrative expenses, as a percentage of net sales, were 34.5% for the fiscal year ended September 30, 2010, compared to 33.8% for the fiscal year ended September 30, 2009.

Depreciation and Amortization

Consolidated depreciation and amortization increased to $51.1 million for the fiscal year ended September 30, 2010, compared to $47.1 million for the fiscal year ended September 30, 2009, due to the incremental expenses associated with businesses acquired in the last 12 months and depreciation related to capital expenditures mainly in connection with store openings in both operating segments, partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Fiscal Year Ended September 30,
	2010	2009	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$320,456	$283,872	$36,584	12.9%
BSG	112,495	91,604	20,891	22.8%
Segment operating profit	432,951	375,476	57,475	15.3%
Unallocated expenses	(72,172)	(62,289)	9,883	15.9%
Share-based compensation expense	(12,187)	(7,992)	4,195	52.5%
Operating earnings	$348,592	$305,195	$43,397	14.2%

Consolidated operating earnings increased by $43.4 million, or 14.2%, to $348.6 million for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated corporate expenses and share-based compensation expense, as discussed below. Operating earnings, as a percentage of net sales, increased to 12.0% for the fiscal year ended September 30, 2010, compared to 11.6% for the fiscal year ended September 30, 2009.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $36.6 million, or 12.9%, to $320.5 million for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $7.1 million and the incremental costs related to approximately 108 net additional company-operated stores (stores opened or acquired during the past 12 months) operating during the fiscal year ended September 30, 2010.  Segment operating earnings, as a percentage of net sales, increased to 17.5% for the fiscal year ended September 30, 2010, compared to 16.7% for the fiscal year ended September 30, 2009. The increase in Sally Beauty Supply’s operating earnings, as a percentage of segment net sales, was primarily a result of gross margin improvements.

Beauty Systems Group.  BSG’s segment operating earnings increased by $20.9 million, or 22.8%, to $112.5 million for the fiscal year ended September 30, compared to the fiscal year ended September 30, 2009. Segment operating earnings, as a percentage of net sales, increased to 10.4% for the fiscal year ended September 30, compared to 9.7% for the fiscal year ended September 30, 2009. The increase in BSG operating earnings was primarily a result of gross margin improvements, the incremental operating earnings of businesses acquired and stores opened during the past 12 months, and to ongoing cost reduction initiatives (including cost savings realized from the warehouse optimization program that began in the fiscal year 2007).

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $9.9 million, or 15.9%, to $72.2 million for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. This increase was due primarily to higher employee compensation and compensation-related expenses of approximately $3.6 million, an unfavorable change in foreign currency transactions of approximately $2.3 million resulting principally from intercompany loans not permanently invested, other corporate expenses of approximately $2.6 million related primarily to recent upgrades to our information technology and communication systems, and acquisition–related expenses of approximately $0.7 million (representing legal fees and expenses, professional fees and other expenses).

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased by $4.2 million to $12.2 million for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. This increase was due to the higher fair value at the grant date of stock option awards during the fiscal year ended September 30, 2010, compared to stock option awards during the fiscal year ended September 30, 2009, and the incremental annual expenses resulting from such fiscal year 2010 stock option awards.

Interest Expense

Interest expense decreased by $19.1 million, to $113.0 million for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. Interest expense is net of interest income of $0.2 million and $0.3 million for the fiscal year ended September 30, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to lower outstanding principal balances on our ABL facility and senior term loans and to lower prevailing LIBOR interest rates, partially offset by a $2.9 million net unfavorable change in the fair value of certain interest rate swaps (Please see Note 13 of the Notes to Consolidated Financial Statements in Item 8 - “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for additional information about the Company’s interest rate swap agreements).

Provision for Income Taxes

Provision for income taxes was $87.0 million during the fiscal year ended September 30, 2010, compared to $68.4 million for the fiscal year ended September 30, 2009.  The effective tax rate is 36.9% for fiscal year 2010, compared to 39.5% for fiscal year 2009.  The decrease in the annual effective tax rate primarily relates to an increase in earnings in certain low tax jurisdictions, the release of certain valuation allowances and a reduction in unfavorable permanent items.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $43.9 million, or 41.9%, to $148.6 million for the fiscal year ended September 30, 2010, compared to $104.7 million for the fiscal year ended September 30, 2009. Net earnings, as a percentage of net sales, were 5.1% for the fiscal year ended September 30, 2010, compared to 4.0% for the fiscal year ended September 30, 2009.

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

Net Sales

Consolidated net sales decreased by $11.6 million, or 0.4%, for the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $70.5 million, or 2.7%, and sales through certain non-store sales channels contributed an increase of approximately $3.9 million, or 0.1%, to consolidated net sales. Other sales channels experienced declines compared to the fiscal year ended September 30, 2008. Sales through BSG’s franchise-based businesses declined by approximately $12.0 million, or 0.5%, sales through our BSG distributor sales consultants declined approximately $29.2 million, or 1.1%, and sales through new stores (not including acquisitions) declined approximately $19.6 million, or 0.7%, due to fewer store openings through the twelve-month period ended September 30, 2009, compared to the twelve-month period ended September 30, 2008. In addition, incremental sales from businesses acquired in the preceding 12 months contributed $25.2 million, or 1.0%, less to our consolidated net sales for the fiscal year ended

September 30, 2009, compared to the fiscal year ended September 30, 2008. Consolidated net sales for the fiscal year ended September 30, 2009, are inclusive of approximately $86.0 million in negative impact from changes in foreign currency exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $22.8 million, or 1.4%, for the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $52.4 million, or 3.1%, while our non-store sales channels contributed an increase of approximately $3.9 million, or 0.2%. Sales of businesses acquired in the preceding 12 months contributed $28.3 million less to the Sally Beauty Supply segment’s net sales for the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008 and sales through new stores (not including acquisitions) declined approximately $5.3 million, or 0.3%. Net sales for Sally Beauty Supply for the fiscal year ended September 30, 2009, are inclusive of approximately $64.1 million in negative impact from changes in foreign currency exchange rates.

Beauty Systems Group.  Net sales for BSG decreased by $34.3 million, or 3.5%, for the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008. While company-operated stores that have been open for at least 14 months contributed an increase of approximately $18.1 million, or 1.9%, and sales from businesses acquired in the preceding 12 months contributed $3.1 million more to the BSG segment’s net sales, other sales channels experienced declines compared to the fiscal year ended September 30, 2008. Sales through BSG’s franchise-based businesses declined by approximately $12.0 million, or 1.2%, sales through distributor sales consultants declined approximately $29.2 million, or 3.0%, and sales through new stores (not including acquisitions) declined approximately $14.3 million, or 1.5%. Net sales for BSG for the fiscal year ended September 30, 2009, are inclusive of approximately $21.9 million in negative impact from changes in foreign currency exchange rates.

Gross Profit

Consolidated gross profit increased by $8.7 million, or 0.7%, for the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008, principally due to higher sales volume for the Sally Beauty Supply segment and improved gross margin percentages for both business segments. This increase was partially offset by lower sales volume for the BSG segment, as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $20.4 million, or 2.4%, for the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008, principally as a result of increased unit sales volume and improved margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 51.8% for the fiscal year ended September 30, 2009, compared to 51.3% for the fiscal year ended September 30, 2008. This increase was the result of recent marketing efforts, low-cost sourcing initiatives and a shift in product mix (including an increase in sales of exclusive-label products and other higher-margin products).

Beauty Systems Group.  BSG’s gross profit decreased by $11.6 million, or 3.1%, for the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008, principally as a result of lower unit sales volume. BSG’s gross profit as a percentage of net sales increased slightly to 38.7% for the fiscal year ended September 30, 2009, compared to 38.6% for the fiscal year ended September 30, 2008, principally as a result of a favorable change in sales mix towards higher company-operated store sales volume (with higher gross profit margins as opposed to both franchise store and distributor sales consultants’ sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased by $4.6 million, or 0.5%, to $891.1 million for the fiscal year ended September 30, 2009, compared to $895.6 million for the fiscal year ended September 30, 2008. Selling, general and administrative expenses, as a percentage of net sales, were 33.8% for both the fiscal year ended September 30, 2009 and the fiscal year ended September 30, 2008. The decrease in selling, general and administrative expenses reflects lower share-based compensation of $1.6 million, lower sales commissions of $4.7 million and a decrease in other unallocated corporate expenses as a result of cost-saving initiatives as well as favorable foreign currency transactions of $3.9 million resulting from intercompany notes not permanently invested, partially offset by the incremental expenses related to businesses acquired in the last 12 months as well as to an increase in advertising expenses of approximately $4.5 million. Selling, general and administrative expense for the fiscal year ended September 30, 2008 included approximately $3.0 million for BSG retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007) and warehouse optimization expenses of approximately $2.4 million, with no similar expenses in the fiscal year ended September 30, 2009.

Depreciation and Amortization

Consolidated depreciation and amortization decreased to $47.1 million for the fiscal year ended September 30, 2009, compared to $48.5 million for the fiscal year ended September 30, 2008, due to a favorable impact from changes in foreign currency exchange rates, partially offset by the expenses associated with businesses acquired in the fiscal years 2008 and 2009.

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

Consolidated operating earnings increased by $14.8 million, or 5.1%, to $305.2 million for the fiscal year ended September 30, 2009, compared to $290.4 million for the fiscal year ended September 30, 2008. Operating earnings, as a percentage of net sales, were 11.6% for the fiscal year ended September 30, 2009, compared to 11.0% for the fiscal year ended September 30, 2008. The increase in consolidated operating earnings was due primarily to an increase in BSG operating earnings and declines in unallocated expenses and share-based compensation expense, offset in part by a decline in the Sally Beauty Supply’s operating profits, as discussed below.  Consolidated operating earnings for the fiscal year ended September 30, 2009, are inclusive of approximately $1.4 million in negative impact from changes in foreign currency exchange rates.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased $1.7 million, or 0.6%, to $283.9 million for the fiscal year ended September 30, 2009, compared to $285.6 million for the fiscal year ended September 30, 2008.  The decrease in Sally Beauty Supply’s segment operating earnings was primarily a result of higher advertising costs of approximately $6.4 million and the incremental costs related to approximately 78 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the fiscal year ended September 30, 2009, partially offset by declines in other segment operating expenses resulting from cost-saving initiatives.  Segment operating earnings, as a percentage of net sales, were 16.7% for the fiscal year ended September 30, 2009, compared to 17.1% for the fiscal year ended September 30, 2008. The decrease in Sally Beauty Supply’s segment operating earnings as a percentage of segment net sales was primarily a result of higher advertising costs as a percentage of segment net sales and continued softer sales in some of the segment’s international operations.

Beauty Systems Group.  BSG’s segment operating earnings increased by $10.7 million, or 13.2%, to $91.6 million for the fiscal year ended September 30, 2009, compared to $80.9 million for the fiscal year ended September 30, 2008. Segment operating earnings, as a percentage of net sales, were 9.7% for the fiscal year ended September 30, 2009, compared to 8.3% for the fiscal year ended September 30, 2008. This increase was due primarily to a decline in segment operating expenses resulting from cost-saving initiatives and slightly higher segment gross profit, as discussed above. BSG’s segment operating earnings also reflect, for the fiscal year ended September 30, 2008, approximately $3.0 million for retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007). Segment operating earnings for the fiscal year ended September 30, 2009, are inclusive of approximately $2.0 million in negative impact from changes in foreign currency exchange rates.

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments decreased by $4.2 million, or 6.3%, to $62.3 million for the fiscal year ended September 30, 2009, compared to $66.5 million for the fiscal year ended September 30, 2008. This decrease was due primarily to favorable foreign currency transactions of $5.1 million resulting from intercompany notes not permanently invested, partially offset by an increase in corporate expenses mainly in connection with recent upgrades to our information technology systems.

Share-based Compensation Expense. For the fiscal year ended September 30, 2009, total compensation cost charged against income for share-based compensation arrangements was $8.0 million compared to $9.6 million for the fiscal year ended September 30, 2008. This decrease was due to a decline in the fair value per share of options awarded in the period ended September 30, 2009, compared to options awarded in the period ended September 30, 2008.  During the fiscal year ended September 30, 2009 and 2008, the Sally Beauty granted to the Company’s employees and consultants approximately 2.7 million and 2.8 million stock options, respectively, and approximately 123,000 and 136,000 restricted share awards, respectively, under the 2007 Plan.

Interest Expense

Interest expense, net of interest income of $0.3 million, was $132.0 million for the fiscal year ended September 30, 2009, compared to $159.0 million, net of interest income of $0.7 million, for the fiscal year ended September 30, 2008.  The decrease in interest expense was primarily attributable to a $9.9 million favorable change in the fair value of certain interest rate swaps (please see Note 13 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data”) and to lower prevailing interest rates on our ABL and senior term loan facilities and lower outstanding principal balances on our senior term loans.

Provision for Income Taxes

Provision for income taxes was $68.4 million during the fiscal year ended September 30, 2009, compared to $48.7 million for the fiscal year ended September 30, 2008.  The effective tax rate is 39.5% for fiscal year 2009, compared to 37.0% for fiscal year 2008.  The increase in the effective tax rate primarily relates to a reduction in earnings in low tax jurisdictions and a reduction in favorable permanent items triggered by lower foreign earnings.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $21.9 million, or 26.3%, to $104.7 million for the fiscal year ended September 30, 2009, compared to $82.9 million for the fiscal year ended September 30, 2008. Net earnings, as a percentage of net sales, were 4.0% for the fiscal year ended September 30, 2009, compared to 3.1% for the fiscal year ended September 30, 2008.

Financial Condition

September 30, 2010 Compared to September 30, 2009

Working capital (current assets less current liabilities) increased by $35.7 million to $351.6 million at September 30, 2010, compared to $315.9 million at September 30, 2009. The ratio of current assets to current liabilities was 1.79 to 1.00 at September 30, 2010 and 2009. The increase in working capital reflects an increase of $78.4 million in current assets and an increase of $42.7 million in current liabilities.  The increase in current assets as of September 30, 2010 includes an increase of $44.7 million in inventory, an increase of $11.3 million in trade accounts receivable, an increase of $7.6 million in deferred income tax assets, an increase of $5.4 million in other receivables, an increase of $4.3 million in prepaid expenses and an increase of $5.0 million in cash and cash equivalents.  The increase in current liabilities as of September 30, 2010 includes an increase of $44.8 million in accounts payable and accrued liabilities and an increase of $18.5 million in due to Sally Beauty, partially offset by a decrease of $21.5 million in current maturities of long-term debt, as further described below.

Cash and cash equivalents increased by $5.0 million to $59.5 million at September 30, 2010, compared to $54.4 million at September 30, 2009 due primarily to cash provided by operating activities during the fiscal year ended September 30, 2010, partially offset by cash used in by investing and financing activities (Please see “Liquidity and Capital Resources” below).

Trade accounts receivable increased by $11.3 million to $55.0 million at September 30, 2010, compared to $43.6 million at September 30, 2009 due primarily to the increase in sales activity and to receivables of businesses acquired. Other receivables increased by $5.4 million to $29.5 million at September 30, 2010, compared to $24.1 million at September 30, 2009 due primarily to accrued vendor rebates and to other receivables of businesses acquired. Inventory increased by $44.7 million to $604.4 million at September 30, 2010, compared to $559.7 million at September 30, 2009 due primarily to the effect of stores opened and to the inventory of businesses acquired in the preceding 12 months, partially offset by the effect of foreign currency translation adjustments of approximately $1.5 million. Prepaid expenses increased by $4.3 million to $22.5 million at September 30, 2010, compared to $18.3 million at September 30, 2009 due primarily to the timing of store rent and business insurance prepayments and to prepaid expenses of businesses acquired. Deferred income tax assets, increased by $7.6 million to $23.3 million at September 30, 2010, compared to $15.6 million at September 30, 2009 primarily due to the timing of differences between the treatment of certain elements of income and expenses for tax purposes versus for inclusion in our consolidated statements of earnings.

Accounts payable increased by $31.3 million to $224.9 million at September 30, 2010, compared to $193.6 million at September 30, 2009 due primarily to the accounts payable of businesses acquired and the timing of payments to suppliers in connection with recent purchases of merchandise inventory. Accrued liabilities increased by $13.4 million to $167.3 million at September 30, 2010, compared to $153.8 million at September 30, 2009 due primarily to the timing of payments of employee compensation and compensation-related expenses and to accrued liabilities of businesses acquired. The amount due to Sally Beauty increased by $18.5 million to $40.5 million at September 30, 2010, compared to $22.0 million at September 30, 2009 due primarily to an increase in the federal income tax liability of the Company and its consolidated subsidiaries and to share-based compensation expense, partially offset by corporate expenses (such as board of director expenses, professional fees and other public company expenses) paid on behalf of our indirect parent Sally Beauty. Current maturities of long-term debt decreased by $21.5 million to $3.0 million at September 30, 2010 primarily due to a mandatory prepayment of $22.3 million on the senior term loan facilities in January 2010 (Please see “Liquidity and Capital Resources” below).

Net property and equipment increased by $16.9 million to $168.1 million at September 30, 2010, compared to $151.2 million at September 30, 2009, primarily due to the capital expenditures and the property and equipment of businesses acquired, partially offset by the fiscal year 2010 depreciation expense and the effect of foreign currency translation adjustments.

Goodwill decreased by $15.9 million to $478.2 million at September 30, 2010, compared to $494.1 million at September 30, 2009, primarily due to the reclassification, during the fiscal year 2010, of intangible assets in the amount of $22.9 million and $2.8 million recorded in connection with the September 2009 acquisitions of Schoeneman and Intersalon, respectively. These amounts were previously reported in Goodwill pending the valuation of the assets acquired. This decrease was partially offset by an increase in goodwill in the amount of $10.7 million resulting from businesses acquired during the fiscal year 2010.

Other intangible assets increased by $30.7 million to $109.4 million at September 30, 2010, compared to $78.7 million at September 30, 2009, primarily due to the reclassification, during the fiscal year 2010, of intangible assets in the amount of $22.9 million and $2.8 million recorded in connection with the September 2009 acquisitions of Schoeneman and Intersalon, respectively. These amounts were previously reported in Goodwill pending the valuation of the assets acquired. Additionally, other intangible assets increased by $15.1 million as a result of businesses acquired during the fiscal year 2010 (including Sinelco), partially offset by amortization expense and the effect of foreign currency translation adjustments.

Other assets decreased by $11.8 million to $38.9 million at September 30, 2010, compared to $50.7 million at September 30, 2009, primarily due to amortization of the debt issuance costs, which are being amortized as interest expense over the term of the debt, and the unamortized debt issuance costs that were expensed in connection with repayments of debt during the fiscal year 2010.

Long-term debt, excluding current portion, decreased by $93.4 million to $1,559.6 million at September 30, 2010, compared to $1,653.0 million at September 30, 2009 due primarily to optional prepayments of $102.7 million on our senior term loan facilities (Please see “Liquidity and Capital Resources” below), partially offset by the long-term portion of the pre-acquisition indebtedness, including capital leases, of Sinelco and the effect of foreign currency translation adjustments.

Deferred income tax liabilities, net, increased by $8.4 million to $42.9 million at September 30, 2010, compared to $34.4 million at September 30, 2009. This increase was primarily due to the timing of differences between depreciation and amortization included for tax purposes versus depreciation and amortization included in our consolidated statements of earnings, and the tax effect of deferred (losses) gains on certain interest rate swaps.

Total member’s deficit decreased by $144.3 million to $497.9 million at September 30, 2010, as a result of net earnings of $148.6 million, partially offset by cumulative translation adjustments and deferred losses on interest rate swaps, net of tax, as described below.

Accumulated other comprehensive loss increased by $4.4 million, to $20.3 million at September 30, 2010, due to foreign currency translation adjustments of $4.3 million and deferred losses on hedged interest rate swaps of $0.1 million, net of income tax.

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

The senior term loan facilities may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year unless a specified leverage ratio is met. In January 2010, the Company made a mandatory prepayment on the senior term loan facilities in the amount of $22.3 million pursuant to such excess cash flow provision. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of it over the twelve-month period following any such payment under the terms of the loan agreement. During the fiscal year ended September 30, 2010, the Company also made optional prepayments in the aggregate amount of $102.7 million on its senior term loans. This amount together with the mandatory prepayment discussed above, resulted in the prepayment in full of borrowings under the Term Loan A facility. In connection with the mandatory prepayment and the optional prepayments made during the fiscal year 2010, the Company recorded losses on extinguishment of debt in the aggregate amount of $1.0 million, which are included in interest expense in the Company’s consolidated statements of earnings.

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

We utilize our ABL facility for the issuance of letters of credit as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the fiscal year ended September 30, 2010 have varied in amounts of up to $30.0 million, with total amounts outstanding ranging from zero up to $53.5 million. The amounts drawn are generally paid down with cash provided by our operating activities.

As of September 30, 2010, we had $341.8 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

On November 12, 2010, we entered into a new $400.0 million ABL facility.  Availability under the new ABL facility is a function of a customary borrowing base of receivables and inventory levels.  The new ABL facility has a 5-year maturity and pricing levels at market rates.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. The agreements and instruments governing our debt contain material limitations on our ability to pay dividends and other restricted payments to Sally Beauty.

Under the agreements and indentures governing the term loan facilities and the notes, we may not make certain restricted payments to Sally Beauty if a default then exists under the credit agreement or the indentures or if our consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of September 30, 2010, our consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments we are able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

As of September 30, 2010, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $310.1 million, subject to certain adjustments. Under our new ABL facility, we may pay dividends and make other equity distributions if availability under the facility exceeds certain thresholds.  For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such dividend and distribution.  For dividends in excess of that amount, we must maintain that same availability and our fixed charge coverage ratio must exceed 1.10 to 1.00.  As of September 30, 2010, we would have met all of these conditions.

During the fiscal year ended September 30, 2010, we completed several acquisitions at an aggregate cost of $45.6 million. In general, we funded these acquisitions with cash from operations and borrowings under the ABL facility. For example, on December 16, 2009, we acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.2 million (approximately $36.6 million). We also assumed €4.0 million (approximately $5.8 million) of pre-acquisition debt of Sinelco in connection with the acquisition. In addition, during the fiscal year 2009, we completed several acquisitions at an aggregate cost of $82.3 million. In general, we funded these acquisitions with cash from operations. For example, on September 4, 2009, we acquired Intersalon, a leading distributor of premier beauty supply products with 16 stores located in Chile, for approximately $6.4 million and, on September 30, 2009, we acquired Schoeneman, a 43-store beauty supply chain located in the central northeast United States, for approximately $71.0 million (subject to certain adjustments and including incidental acquisition costs capitalized).

Historical Cash Flows

Our primary source of cash has been from funds provided by operating activities and, for fiscal years 2010, 2009 and 2008, from borrowings. The primary uses of cash during the past three years were for acquisitions and capital expenditures. The following table shows our sources and uses of funds for the fiscal years ended September 30, 2010, 2009 and 2008 (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	Change	2009	2008	Change
Cash provided by operating activities	$218,054	$223,984	$(5,930)	$223,984	$111,415	$112,569
Cash used by investing activities	(85,022)	(118,559)	33,537	(118,559)	(98,162)	(20,397)
Cash (used) provided by financing activities	(127,319)	(149,916)	22,597	(149,916)	47,134	(197,050)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(666)	(850)	184	(850)	1,129	(1,979)
Net increase (decrease) in cash and cash equivalents	$5,047	$(45,341)	$50,388	$(45,341)	$61,516	$(106,857)

Cash Provided by Operating Activities

Net cash provided by operating activities during the fiscal year ended September 30, 2010, which excludes cash used for acquisitions completed during the period, decreased by $5.9 million to $218.1 million compared to $224.0 million during the fiscal year ended September 30, 2009. The decrease was primarily due to changes in inventory levels of approximately $80.5 million (resulting from increases in inventory levels in the fiscal year ended September 30, 2010 and reductions in inventory levels in the fiscal year ended September 30, 2009) and deferred income taxes of $9.3 million, partially offset by changes in accounts payable and accrued liabilities of approximately $19.7 million and amounts due to Sally Beauty of $12.5 million and by an improvement in earnings of approximately $43.9 million for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009.

Net cash provided by operating activities during the fiscal year ended September 30, 2009, which excludes cash used for acquisitions completed during the period, increased by $112.6 million to $224.0 million compared to $111.4 million during the fiscal year ended September 30, 2008. The increase was primarily due to a reduction of approximately $75.7 million in inventory levels, an increase in accounts payable and accrued liabilities of approximately $29.0 million, and an improvement of approximately $21.9 million in earnings, partially offset by a change in other liabilities of $12.4 million for the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008.

Cash Used by Investing Activities

Net cash used by investing activities during the fiscal year ended September 30, 2010 decreased by $33.5 million to $85.0 million compared to $118.6 million during the fiscal year ended September 30, 2009.  This decrease was primarily due to $45.0 million less in cash used for acquisitions, partially offset by higher capital expenditures (primarily as a result of more store openings) for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009.

Net cash used by investing activities during the fiscal year ended September 30, 2009 increased by $20.4 million to $118.6 million compared to $98.2 million during the fiscal year ended September 30, 2008.  This increase was primarily due to $28.6 million more in cash used for acquisitions, partially offset by lower capital expenditures (primarily as a result of fewer store openings) for the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008.

Cash (Used) Provided by Financing Activities

Net cash used by financing activities during the fiscal year ended September 30, 2010 decreased by $22.6 million to $127.3 million compared to $149.9 million during the fiscal year ended September 30, 2009.  This decrease was primarily due to net repayments of debt of $127.6 million (including the prepayment in full of our Term Loan A and including a mandatory repayment in the amount of $22.3 million on our senior term loan facilities) during the fiscal year ended September 30, 2010, compared to net repayments of debt of $148.1 million during the fiscal year ended September 30, 2009. (Please see Liquidity and Capital Resources above).

Net cash (used) provided by financing activities during the fiscal year ended September 30, 2009 changed by $197.1 million to cash used of $149.9 million compared to cash provided of $47.1 million during the fiscal year ended September 30, 2008.  The change was primarily due to net borrowings of $63.6 million under our ABL facility during the fiscal year ended September 30, 2008, compared to net repayments of $75.0 million during the fiscal year ended September 30, 2009. In addition, during the fiscal year ended September

30, 2009, the Company made scheduled payments in the aggregate amount of $6.1 million, a mandatory repayment in the amount of $16.7 million and optional repayments in the aggregate amount of $45.0 million on its term loan facilities and the Company repurchased $5.0 million in par value of its senior subordinated notes.

Credit Facilities

In November of 2006, we: (i) entered into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million; (ii) issued senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million (the Notes); and (iii) entered into the $400.0 million ABL facility, subject to borrowing base limitations, of which approximately $70.0 million was drawn at closing, which resulted in the incurrence of aggregate indebtedness in connection with the Separation Transactions of approximately $1,850.0 million. Proceeds from this new debt and the $575.0 million equity investment in Sally Beauty by the CDR Investors were used to pay a $25.00 per share cash dividend to holders of record of Alberto-Culver shares as of the record date for the Separation Transactions. Please see “Risk Factors—Risks Relating to Our Substantial Indebtedness.”

During the fiscal year ended September 30, 2010, the Company prepaid in full its borrowings under the Term Loan A facility. As of September 30, 2010, there were outstanding borrowings of $843.9 million under the Term Loan B facility, at an interest rate of 2.51%, and outstanding borrowings of $705.0 million under the Notes, at a weighted average interest rate of 9.75%. As of September 30, 2010, we had $341.8 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

•      making investments (including joint ventures)

•      mergers, consolidations or sales of our assets

•      ability of subsidiaries to pay dividends

•      making acquisitions of all of the business or assets of or stock representing beneficial ownership of, any person

Borrowings under the term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. During the fiscal year ended September 30, 2010, the Company prepaid in full its borrowings under the Term Loan A facility. The Term Loan B may be prepaid at our option at any time without premium or penalty and is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the Term Loans) for any fiscal year unless a specified leverage ratio is met. Additionally, the Term Loan B is subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The Term Loans contain a covenant requiring us and our subsidiaries to meet certain maximum consolidated secured leverage ratio levels, which decline over time. The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA as defined in the agreement underlying the Term Loans. Compliance with the consolidated secured leverage ratio is tested quarterly, with a maximum ratio of 4.00 as of September 30, 2010. Failure to comply with the consolidated secured leverage ratio covenant under the Term Loans would result in a default under such facilities.

Both the previous and the new ABL facilities contain a covenant requiring us and our subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 in the event that availability under the ABL facility falls below certain thresholds.  In the new ABL facility, we must comply with the ratio in the event availability is less than the greater of: (a) the lesser of $60.0 million or 15% of the then current borrowing base and (b) $40.0 million. The fixed-charge coverage ratio is defined as the ratio of (A) EBITDA (as defined in the agreement underlying the ABL facility, or Credit Agreement EBITDA) less unfinanced capital expenditures to (B) fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL facility).

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

Capital Requirements

During the fiscal year 2010, we had total capital expenditures of approximately $48.7 million which were primarily to fund the addition of new stores; the remodel, expansion or relocation of existing stores in the ordinary course of our business; and corporate projects. For the fiscal year 2011, we anticipate capital expenditures in the range of approximately $50.0 million to $55.0 million, excluding acquisitions. Capital expenditures will be primarily for the addition of new stores; the remodel, expansion or relocation of existing stores in the ordinary course of our business; and corporate projects.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2010 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest obligations(a)	$93,563	$201,305	$1,364,013	$310,854	$1,969,735
Operating leases obligations(b)	135,142	200,391	91,455	49,158	476,146
Purchase obligations(c)	22,098	30,563	24,025	35,457	112,143
Other long-term obligations(d)(e)	12,044	33,049	4,336	3,306	52,735
Total	$262,847	$465,308	$1,483,829	$398,775	$2,610,759

(a)	Long-term debt includes capital leases and future interest payments on debt facilities, based upon outstanding principal amounts and interest rates as of September 30, 2010.

(b)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets. The amounts reported for operating leases do not include executory costs.

(c)

Purchase obligations reflect legally binding agreements entered into by us to purchase goods or services, that specify minimum quantities to be purchased and with fixed or variable price provisions. In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets. Amounts shown do not, however, reflect open purchase orders, mainly for merchandise, to be fulfilled within one year, which are generally cancellable.

(d)

Other long-term obligations principally represent obligations under insurance and self-insurance programs, obligations under interest rate swap agreements, certain liabilities related to uncertain income tax benefits and commitments under various acquisition-related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements. These obligations are included in accrued liabilities and other liabilities in the accompanying consolidated balance sheets.

(e)	The table above does not include $13.6 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

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

Off-Balance Sheet Financing Arrangements

At September 30, 2010 and 2009, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs, which totaled $14.5 million and $13.4 million, respectively.

Inflation

We believe that inflation currently does not have a material effect on our results of operations.

Critical Accounting Estimates

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

Our critical accounting estimates include but are not limited to the valuation of inventory, vendor concessions, retention of risk, income taxes, assessment of long-lived assets and certain intangible assets for impairment, share-based payments and related party transactions.

Valuation of Inventory

When necessary, we adjust the carrying value of inventory to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Inventory is stated at the lower of cost (first in, first out method) or market (net realizable value). Estimates of the future demand for our products, age of the inventory and changes in stock-keeping units are some of the key factors used by our management in assessing the net realizable value of inventory. We estimate inventory shrinkage based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold and distribution expenses. Inventory shrinkage averaged approximately 1.0% of consolidated net sales in fiscal years 2010, 2009 and 2008. A 10% increase or decrease in our estimate of inventory shrinkage at September 30, 2010, would impact net earnings by approximately $1.4 million, net of income tax.

Vendor Rebates and Concessions

We account for cash consideration received from vendors under ASC 605-50, Customer Payments and Incentives. This standard states that cash consideration received by a customer is presumed to be a reduction of the cost of sales unless it is for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of the cost of sales and is allocated to cost of products sold and distribution expenses as the related inventory is sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the consolidated statements of earnings. We record cash consideration expected to be received from vendors in other receivables. These receivables are recorded at the amount we believe will be collected based on the provisions of the programs in place and are computed by estimating the point in time that we have completed our performance under the agreements and the amounts earned. These receivables could be significantly affected if actual results differ from management’s expectations. A 10% increase or decrease in these receivables at September 30, 2010, would impact net earnings by approximately $1.3 million, net of income tax.

Retention of Risk

Employee Health Insurance Liability

We maintain a largely self-funded program for healthcare benefits for employees who meet certain eligibility requirements. We cover the majority of expenses associated with these benefits, other than payroll deductions and out-of pocket expenses paid by the employees. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year and $1,000,000 per individual for a lifetime maximum) are self-insured by us. The Company intends to remove such lifetime maximum limit during the fiscal year 2011 in accordance with federal legislation recently enacted in the U.S. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2010 and 2009, we accrued an estimated liability relating to employee health insurance of $6.0 million and $5.6 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. Estimates of medical costs and trends in claims are some of the key factors used by our management in determining our employee health insurance liability. This liability could be significantly affected if actual results differ from management’s expectations. A 10% increase or decrease in our employee health insurance liability at September 30, 2010 would impact net earnings by approximately $0.4 million, net of income tax.

Workers’ Compensation Liability, General Liability and Automobile and Property Liability

We maintain a large deductible insurance plan for workers’ compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of the ultimate liability on an actuarial analysis performed by an independent third-party actuary. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2010 and 2009, our balance sheet included an estimated liability related to the deductible and retention limits of approximately $22.8 million and $19.7 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers’ compensation, general liability and automobile and property liability insurance coverage. Changes in estimates occur over time due to such factors as claims incidence and severity of injury or damages. Our liabilities could be significantly affected if actual results differ from management’s expectations or actuarial analyses. A 10% increase or decrease in our workers’ compensation liability, general liability and automobile and property liability at September 30, 2010 would impact net earnings by approximately $1.4 million, net of income tax.

The change in the self-insurance liability was as follows (in thousands):

	Fiscal Year Ended September 30,
	2010	2009
Balance at beginning of period	$26,920	$25,415
Self-insurance expense	62,440	54,566
Self-insurance liability of businesses acquired	—	214
Payments, net of employee contributions	(59,074)	(53,275)
Balance at end of period	$30,286	$26,920

Income Taxes

We record income tax provisions in our consolidated financial statements based on an estimation of current income tax liabilities. The development of these provisions requires judgments about tax issues, potential outcomes and timing. If we prevail in tax matters for which provisions have been established or are required to settle matters in excess of established provisions, our effective tax rate for a particular period could be significantly affected.

For the fiscal years ended September 30, 2010, 2009 and 2008, the effective income tax rates were 36.9%, 39.5% and 37.0%, respectively. For the fiscal year 2011, we expect our annual effective income tax rate to be approximately 38.0%. The projected increase over the fiscal year 2010 annual effective tax rate is primarily related to non-recurring tax benefits realized in the fiscal year 2010 and the expiration of certain beneficial U.S. international tax law provisions. The increase is expected to be partially offset by a projected decrease in foreign losses subject to valuation allowances.

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

Assessment of Long-Lived Assets and Certain Intangible Assets for Impairment

Long-lived assets, such as property and equipment, including store equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets and purchased intangibles is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill, the cost of an acquisition less the fair value of the net assets of the acquired business, and purchased intangible assets with indefinite lives are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit or related intangible asset is less than its carrying amount. Management considers whether there has been a permanent impairment to the value of goodwill and other intangible assets by evaluating if various factors (including current operating results, anticipated future results and cash flows, and market and economic conditions) indicate a possible impairment. Based on the reviews performed, after taking into account the economic downturn during the past couple of years in certain geographic areas in which we operate, there were no asset impairments recognized in the current or prior fiscal years presented.

Share-Based Payments

We account for stock-based compensation under ASC 718. We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. For fiscal years 2010, 2009 and 2008, total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements was $12.2 million, $8.0 million and $9.6 million, respectively.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of Sally Beauty’s stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. We estimate expected volatility by using the average volatility of both Sally Beauty and similar companies (based on industry sector) since it is not practicable to estimate the Sally Beauty’s expected volatility on a stand-alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options. The dividend yield represents Sally Beauty’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. We have based all these estimates on our assumptions as of September 30, 2010. Our estimates for future periods may be based on different assumptions and accordingly may differ.

We believe that our stock-based compensation expense is based on reasonable estimates and assumptions. However, if actual results are not consistent with our estimate or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock based compensation expense for the year ended September 30, 2010 would affect earnings by approximately $0.8 million, net of income tax.

Related Party Transactions

In January of 2007, we entered into an agreement with Sally Beauty under which we agreed to provide certain general and administrative services to Sally Beauty including accounting, finance, payroll, legal and tax sharing services. The cost of these services is based on a percentage of certain key employees’ salaries and benefits, and may not necessarily be indicative of the costs which would be incurred by Sally Beauty as an independent standalone entity.

In addition, we have entered into a tax sharing agreement and we file consolidated tax returns with our parent, Sally Beauty.  See Note 17 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” of this report for further information.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the accounting standards for business combinations. This new standard (currently contained in ASC 805, Business Combinations (“ASC 805”)), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaced the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. The Company adopted this standard effective on October 1, 2009. Selling, general and administrative expenses for the fiscal year ended September 30, 2010 includes approximately $0.7 million of expenses related to acquisitions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and credit risk. We may consider a variety of practices in the ordinary course of business to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro, Mexican peso and Chilean peso. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. For the fiscal years 2010, 2009 and 2008, approximately 18%, 16% and 18%, respectively, of our sales were made in currencies other than the U.S. dollar. Consolidated net sales for the fiscal year ended September 30, 2010, are inclusive of approximately $17.2 million in positive impact from changes in foreign currency exchange rates. In addition, for the fiscal year ended September 30, 2010, other comprehensive income reflects $4.3 million in foreign currency translation adjustments. For the fiscal years 2010, 2009 and 2008, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2010, and would have impacted our consolidated net assets by approximately 2.6% at September 30, 2010.

As a result of our acquisition of Sinelco on December 16, 2009, we use foreign currency options, including, at September 30, 2010, foreign currency put options with an aggregate notional amount of €1.4 million ($1.9 million, at the September 30, 2010 exchange rate) and foreign currency call options with an aggregate notional amount of €0.8 million ($1.2 million, at the September 30, 2010 exchange rate), to manage the exposure to certain non-Euro currencies resulting from Sinelco’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency options are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in the fair value of these derivative instruments (which are adjusted quarterly) are recorded in our consolidated statements of earnings. Selling, general and administrative expenses include net gains of $0.5 million related to these foreign currency options, including non-cash marked-to-market adjustments, for the fiscal year ended September 30, 2010. During the fiscal year ended September 30, 2010, these derivative instruments did not have a material impact in our consolidated results of operations or consolidated cash flows.

In the fourth quarter of the fiscal year 2010, we entered into four foreign currency forward agreements which expire in January of 2011. Two foreign currency forward agreements enable the Company to sell, in the aggregate, approximately €5.2 million ($7.1 million at the September 30, 2010 exchange rate) at the weighted average forward exchange rate of 1.3073. The other two foreign currency forward agreements enable the Company to buy, in the aggregate, approximately $7.0 million Canadian dollars ($6.8 million at the September 30, 2010 exchange rate) at the weighted average forward exchange rate of 1.0277. These foreign currency forward agreements are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in the fair value of these derivative instruments (which are adjusted quarterly) are recorded in our consolidated statements of earnings. Selling, general and administrative expenses include net non-cash losses from marked-to-market adjustments related to these foreign currency forward contracts of $0.3 million for the fiscal year ended September 30, 2010. During the fiscal year ended September 30, 2010, these derivative instruments did not have a material impact in our consolidated results of operations or consolidated cash flows.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the Term Loan B and the ABL facilities. Based on the approximately $843.9 million of borrowings under the Term Loan B and the ABL facilities as of September 30, 2010, a change in the estimated applicable interest rate up or down by 1/8% will increase or decrease earnings, before provision for income taxes, by approximately $1.1 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

In November 2006, we entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and agreements with a notional amount of $350 million expired in November 2009. These interest rate swap agreements did not qualify as hedges and, therefore, the change in the fair value of these agreements, which were adjusted quarterly, were recorded in interest expense in our consolidated statements of earnings.

In May 2008, we entered into two additional interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million).  These agreements expire on May 31, 2012 and enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest ranging from 5.818% to 6.090%.  These agreements are designated as effective cash flow hedges, in accordance with ASC 815.  Accordingly, the changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings.

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

Please see “Index to Financial Statements” which is located on page 66 of this Annual Report.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2010, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2010 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm.  Please refer to KPMG’s Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 66 of this Annual Report.

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

Omitted pursuant to General Instruction I to Form 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a)   Financial Statements and Financial Statement Schedules

Please see “Index to Financial Statements” which is located on page 66 of this Annual Report.

(b)   Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

Exhibits

Exhibit No.	Description
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.02 to the Current Report on Form 8-K of New Sally Holdings, Inc. (File No. 333-136259) filed on October 30, 2006†

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.4 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.01 to the Current Report on Form 8-K of New Sally Holdings, Inc. (File No. 333-136259) filed on October 30, 2006†

2.7

Agreement and Plan of Merger by and among Beauty Systems Group LLC, Lady Lynn Enterprises, Inc., Schoeneman Beauty Supply, Inc., the Shareholders and F. Dale Schoeneman, dated September 30, 2009, which is incorporated herein by reference from Exhibit 10.27 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009†

3.1

Certificate of Formation of Sally Holdings LLC, which is incorporated herein by reference from Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

3.2

Limited Liability Company Agreement of Sally Holdings LLC, which is incorporated herein by reference from Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among Sally Beauty Holdings, Inc., CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated herein by reference from Exhibit 4.8 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between Sally Beauty Holdings, Inc. and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated herein by reference from Exhibit 4.7 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.15

Assignment and Acceptance of that certain Credit Agreement, dated as of November 16, 2006, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, the Canadian Borrowers (as defined in the Credit Agreement), the several banks and other financial institutions from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the Lenders and Merrill Lynch Capital Canada, Inc., as Canadian agent and Canadian collateral agent for the Lenders, which is incorporated herein by reference from Exhibit 4.15 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.1

Tax Allocation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.2

First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.3

Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.01 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

10.4

Employee Matters Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.5

First Amendment to the Employee Matters Agreement, dated October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.6

Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.02 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

10.7

Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and the stockholders party thereto, which is incorporated herein by reference from Exhibit 10.10 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006

10.8

Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and Howard B. Bernick, which is incorporated herein by reference from Exhibit 10.11 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006

10.9

Termination Agreement, dated as of June 18, 2006, among Alberto-Culver Company, Sally Holdings, Inc. and Gary G. Winterhalter, which is incorporated herein by reference from Exhibit 10.9 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006

10.10

Form of First Amendment to the Termination Agreement with Gary G. Winterhalter, which is incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on January 29, 2007

10.11

Sally Beauty Holdings, Inc. Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.12 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.12

Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, which is incorporated herein by reference from Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.13

Alberto-Culver Company 2003 Restricted Stock Plan, which is incorporated herein by reference from Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.14	Sally Beauty Holdings, Inc. Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on May 8, 2008

10.15

Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 4.4 to the Registration Statement on Form S-8 of Sally Beauty Holdings, Inc. filed on May 3, 2007

10.16

Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.17

2007 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed April 27, 2007

10.18

2007 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.19

2007 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.4 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.20

2009 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 20, 2008

10.21

2009 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 20, 2008

10.22

2009 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 20, 2008

10.23

Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007

10.24

Form of Option Exercise Period Extension Agreement for Retired Executives, which is incorporated herein by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on May 6, 2009

10.25

Amendment and Restated Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.28 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.26

2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.27

2010 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.30 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.28

2010 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.31 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.29

2010 Form of Stock Option Agreement for Employees pursuant to the Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.32 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.30

Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.31

Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Definitive Proxy Statement on Schedule 14A of Sally Beauty Holdings, Inc. filed on December 11, 2009

10.32

Amended and Restated Letter Agreement between Clayton, Dubilier & Rice, LLC (“CD&R”) and Sally Beauty Holdings, Inc. with respect to the provision of services by CD&R to Sally Beauty Holdings, Inc. Board of Directors dated as of February 24, 2010, which is incorporated herein by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of Sally Beauty Holding, Inc. filed on May 4, 2010

10.33

2011 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.32 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 18, 2010

10.34

2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.32 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 18, 2010

10.35

2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.32 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 18, 2010

23.1	Consent of KPMG*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty *

*Included herewith

† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of November, 2010.

SALLY HOLDINGS LLC

By:	/s/ GARY G. WINTERHALTER
Gary G. Winterhalter
President, Chief Executive Officer *

By:	/s/ MARK J. FLAHERTY
Mark J. Flaherty
Senior Vice President and Chief Financial Officer

By:	/s/ JANNA S. MINTON
Janna S. Minton
Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GARY G. WINTERHALTER	President, Chief Executive Officer (Principal Executive Officer) and Director of Sally Beauty Holdings, Inc.*	November 18, 2010
Gary G. Winterhalter

/s/ MARK J. FLAHERTY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 18, 2010
Mark J. Flaherty

/s/ JANNA S. MINTON	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	November 18, 2010
Janna S. Minton

/s/ JAMES G. BERGES	Chairman of the Board and Director of Sally Beauty Holdings, Inc.*	November 18, 2010
James G. Berges

/s/ KATHLEEN J. AFFELDT	Director of Sally Beauty Holdings, Inc.*	November 18, 2010
Kathleen J. Affeldt

/s/ MARSHALL E. EISENBERG	Director of Sally Beauty Holdings, Inc.*	November 18, 2010
Marshall E. Eisenberg

/s/ KENNETH A. GIURICEO	Director of Sally Beauty Holdings, Inc.*	November 18, 2010
Kenneth A. Giuriceo

/s/ ROBERT R. MCMASTER	Director of Sally Beauty Holdings, Inc.*	November 18, 2010
Robert R. McMaster

/s/ WALTER L. METCALFE JR.	Director of Sally Beauty Holdings, Inc.*	November 18, 2010
Walter L. Metcalfe Jr.

/s/ JOHN A. MILLER	Director of Sally Beauty Holdings, Inc.*	November 18, 2010
John A. Miller

/s/ MARTHA MILLER DE LOMBERA	Director of Sally Beauty Holdings, Inc.*	November 18, 2010
Martha Miller de Lombera

/s/ EDWARD W. RABIN	Director of Sally Beauty Holdings, Inc.*	November 18, 2010
Edward W. Rabin

/s/ RICHARD J. SCHNALL	Director of Sally Beauty Holdings, Inc.*	November 18, 2010
Richard J. Schnall

* Director of Sally Beauty Holdings, Inc., sole member of Sally Investment Holdings LLC, sole member of Sally Holdings LLC.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors

Sally Beauty Holdings, Inc.:

We have audited Sally Holdings LLC’s (the Company) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sally Holdings LLC maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sally Holdings LLC and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of earnings, cash flows and member’s equity (deficit) for each of the years in the three-year period ended September 30, 2010, and our report dated November 17, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Dallas, Texas

November 17, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors

Sally Beauty Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Holdings LLC (the Company) and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of earnings, cash flows, and member’s equity (deficit) for each of the years in the three-year period ended September 30, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Holdings LLC and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sally Holdings LLC’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 17, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Dallas, Texas

November 17, 2010

Consolidated Financial Statements

The following consolidated balance sheets as of September 30, 2010 and 2009 and the related consolidated statements of earnings, cash flows and member’s equity (deficit) for each of the fiscal years in the three-year period ended September 30, 2010 are those of Sally Holdings LLC and its consolidated subsidiaries (hereafter “Sally Holdings” or the “Company”). In November of 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc. (“Sally Beauty”) in connection with our separation from the Alberto-Culver Company (“Alberto-Culver”). In these financial statements and elsewhere in this Annual Report on Form 10-K, we refer to these transactions as the Separation Transactions. Sally Beauty was formed in June of 2006 in connection with the Separation Transactions.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2010 and 2009

(In thousands)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$59,494	$54,447
Trade accounts receivable, less allowance for doubtful accounts of $2,756 and $2,266 at September 30, 2010 and 2009, respectively	54,989	43,649
Other receivables	29,510	24,090
Inventory	604,357	559,689
Prepaid expenses	22,521	18,261
Deferred income tax assets, net	23,269	15,629
Total current assets	794,140	715,765
Property and equipment, net of accumulated depreciation of $291,185 and $265,329 at September 30, 2010 and 2009, respectively	168,117	151,249
Goodwill	478,240	494,135
Other intangible assets, net of accumulated amortization of $33,031 and $24,357 at September 30, 2010 and 2009, respectively	109,352	78,685
Other assets	38,914	50,676
Total assets	$1,588,763	$1,490,510
Liabilities and Member’s Deficit
Current liabilities:
Current maturities of long-term debt	$3,045	$24,517
Accounts payable	224,931	193,592
Accrued liabilities	167,259	153,842
Income taxes payable	6,812	5,829
Due to Sally Beauty	40,500	22,042
Total current liabilities	442,547	399,822
Long-term debt	1,559,591	1,653,013
Other liabilities	40,692	43,586
Deferred income tax liabilities, net	42,875	34,428
Total liabilities	2,085,705	2,130,849
Stock options subject to redemption	946	1,800
Member’s deficit:

Accumulated member’s deficit	(477,612)	(626,241)
Accumulated other comprehensive loss, net of tax	(20,276)	(15,898)
Total member’s deficit	(497,888)	(642,139)
Total liabilities and member’s deficit	$1,588,763	$1,490,510

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal Years ended September 30, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Net sales	$2,916,090	$2,636,600	$2,648,191
Cost of products sold and distribution expenses	1,511,716	1,393,283	1,413,597
Gross profit	1,404,374	1,243,317	1,234,594
Selling, general and administrative expenses	1,004,660	891,056	895,632
Depreciation and amortization	51,122	47,066	48,533
Operating earnings	348,592	305,195	290,429
Interest expense	112,953	132,043	158,897
Earnings before provision for income taxes	235,639	173,152	131,532
Provision for income taxes	87,010	68,424	48,664
Net earnings	$148,629	$104,728	$82,868

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended September 30, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash Flows from Operating Activities:
Net earnings	$148,629	$104,728	$82,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51,122	47,066	48,533
Share-based compensation expense	12,187	7,992	9,614
Amortization of deferred financing costs	7,775	8,319	8,469
Excess tax (benefit) shortfall from share-based compensation	(248)	194	(451)
Net (gain) loss on disposal of property and equipment	(41)	(56)	116
Net loss on extinguishment of debt	985	1,017	—
Deferred income taxes	(671)	8,627	745
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(17)	3,708	7,629
Other receivables	(4,520)	(1,087)	(58)
Inventory	(34,247)	46,208	(29,527)
Prepaid expenses	(3,635)	764	(4,599)
Other assets	3,510	625	61
Accounts payable and accrued liabilities	37,526	17,805	(11,200)
Income taxes payable	(2,263)	(7,923)	5,394
Due to Sally Beauty	5,169	(7,299)	(11,900)
Other liabilities	(3,207)	(6,704)	5,721
Net cash provided by operating activities	218,054	223,984	111,415

Cash Flows from Investing Activities:
Capital expenditures	(48,702)	(37,317)	(45,576)
Proceeds from sale of property and equipment	143	217	288
Acquisitions, net of cash acquired	(36,463)	(81,459)	(52,874)
Net cash used by investing activities	(85,022)	(118,559)	(98,162)

Cash Flows from Financing Activities:
Change in book cash overdraft	—	(1,633)	1,633
Proceeds from issuance of long-term debt	334,000	95,577	527,735
Repayments of long-term debt	(461,567)	(243,666)	(482,685)

Excess tax benefit (shortfall) from share-based compensation	248	(194)	451

Net cash (used) provided by financing activities	(127,319)	(149,916)	47,134

Effect of foreign currency exchange rate changes on cash and cash equivalents	(666)	(850)	1,129
Net increase (decrease) in cash and cash equivalents	5,047	(45,341)	61,516
Cash and cash equivalents, beginning of year	54,447	99,788	38,272
Cash and cash equivalents, end of year	$59,494	$54,447	$99,788

Supplemental Cash Flow Information:

Interest paid	$108,733	$130,204	$149,842
Income taxes paid, net	$8,093	$7,814	$6,432

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Member’s Equity (Deficit)

Fiscal Years ended September 30, 2010, 2009 and 2008

(In thousands)

		Accumulated Other	Total
	Member’s	Comprehensive	Member’s
	Deficit	(Loss) Income	Deficit
Balance at September 30, 2007	$(814,839)	$34,522	$(780,317)
Net earnings	82,868	—	82,868
Deferred gains on interest rate swaps, net of income taxes of $509	—	793	793
Foreign currency translation	—	(26,626)	(26,626)
Total comprehensive income			57,035
Adjustment to distributions to Alberto-Culver	1,002	—	1,002

Balance at September 30, 2008	(730,969)	8,689	(722,280)
Net earnings	104,728	—	104,728
Deferred losses on interest rate swaps, net of income taxes of $6,471	—	(10,196)	(10,196)
Foreign currency translation	—	(14,391)	(14,391)
Total comprehensive income			80,141

Balance at September 30, 2009	(626,241)	(15,898)	(642,139)
Net earnings	148,629	—	148,629
Deferred losses on interest rate swaps, net of income taxes of $64	—	(101)	(101)
Foreign currency translation	—	(4,277)	(4,277)
Total comprehensive income			144,251

Balance at September 30, 2010	$(477,612)	$(20,276)	$(497,888)

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

Prior to November of 2006, the Company was a wholly-owned subsidiary of Alberto-Culver operating under the name “Sally Holdings, Inc.” In November of 2006, Alberto-Culver separated its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies (the “Separation Transactions”). The separation was effected pursuant to an investment agreement dated as of June 19, 2006 (the “Investment Agreement”) among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc., and CDRS Acquisition LLC (“CDRS”). Sally Beauty was formed in June of 2006, and became the accounting successor company to Sally Holdings, Inc. upon the completion of the Separation Transactions.

Pursuant to the Investment Agreement: (i) the stockholders of Alberto-Culver immediately prior to the Separation Transactions became the beneficial owners of approximately 52% of the outstanding common stock of Sally Beauty on an undiluted basis; and (ii) CDRS, a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575.0 million to obtain an equity ownership of approximately 48% of the outstanding common stock of Sally Beauty. In addition, the Company incurred approximately $1,850.0 million of new long-term debt in connection with the Separation Transactions.

In the ordinary course of business, the Company performs certain administrative services on behalf of Sally Beauty. These services are charged to Sally Beauty and netted against the amount due to Sally Beauty. Please see Note 17 for further information.

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

Reclassifications

Certain amounts for prior fiscal years have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

These consolidated financial statements include the operations of Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities in the financial statements. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the financial statements. Management believes that the estimates and assumptions used in the preparation of the Company’s consolidated financial statements are reasonable.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

All highly liquid investments purchased by the Company from time to time which have an original maturity of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates market value. Also included in cash equivalents are proceeds due from customer credit and debit card transactions, which generally settle within one to three days, and were $8.4 million and $7.2 million at September 30, 2010 and 2009, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade and other accounts receivable, accounts payable, interest rate swap agreements, foreign currency option and forward agreements and long-term debt.

The carrying amounts of cash and cash equivalents, trade and other accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The aggregate fair value of the interest rate swap agreements held at September 30, 2010 and 2009, was a net liability of $15.5 million and $15.4 million, respectively, and is included in other liabilities in the Company’s consolidated balance sheets. The fair value amounts reported for these agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. Please see Note 13 for additional information about the Company’s interest rate swap agreements.

The aggregate fair value of the foreign currency option and forward agreements held at September 30, 2010 was a net liability of $0.2 million, consisting of $0.3 million included in accrued liabilities and $0.1 million included in prepaid expenses in the Company’s consolidated balance sheets. The fair value amounts reported for these agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. Please see Note 13 for additional information about the Company’s foreign currency option and forward agreements.

At September 30, 2010 and 2009, the fair value of the Company’s long-term debt (including capital leases) was approximately $1,596.2 million and $1,655.1 million, while the carrying amount in the Company’s consolidated balance sheets was $1,562.6 million and $1,677.5 million, respectively. The fair value amounts reported for the Company’s long-term debt are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates. Long-term debt is stated at amortized cost in the Company’s consolidated balance sheets.

Derivative Instruments and Hedging Activities

Interest Rate Swap Agreements

The Company utilizes derivative instruments, such as interest rate swap agreements, to manage its cash flow exposure associated with changing interest rates in connection with its term loan obligations, and accounts for these agreements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). The Company does not purchase or hold any derivative instruments for speculative or trading purposes. Interest rate swap agreements held by the Company at September 30, 2010 are designated as effective cash flow hedges and adjustments to reflect the change in their fair values (which are adjusted quarterly) are recorded, net of income tax, in accumulated other comprehensive income until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings.

Foreign Currency Option and Forward Contracts

The Company utilizes foreign currency derivative instruments, such as foreign currency option and forward contracts, to manage its cash flow exposure associated with certain changing foreign currency exchange rates. The Company’s various foreign currency exposures at times offset each other, providing a natural hedge against foreign currency risk. The Company does not purchase or hold any derivative instruments for speculative or trading purposes.

As a result of our acquisition of Sinelco Group NV (“Sinelco”) on December 16, 2009, the Company uses foreign currency options, including, at September 30, 2010, foreign currency put options with an aggregate notional amount of €1.4 million ($1.9 million, at the September 30, 2010 exchange rate) and foreign currency call options with an aggregate notional amount of €0.8 million ($1.2 million, at the September 30, 2010 exchange rate), to manage the exposure to certain non-Euro currencies resulting from Sinelco’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro.

In the fourth quarter of the fiscal year 2010, we entered into four foreign currency forward agreements which expire in January of 2011. Two foreign currency forward agreements enable the Company to sell, in the aggregate, approximately €5.2 million ($7.1 million, at the September 30, 2010 exchange rate) at the weighted average forward exchange rate of 1.3073. The other two foreign

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

currency forward agreements enable the Company to buy, in the aggregate, approximately $7.0 million Canadian dollars ($6.8 million, at the September 30, 2010 exchange rate) at the weighted average forward exchange rate of 1.0277.

The Company’s foreign currency derivative instruments are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value of our foreign currency derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Please see “Item 7A — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” contained elsewhere in this Annual Report, and Note 13 of the Notes to Consolidated Financial Statements.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of investments in cash equivalents, accounts receivable and derivative instruments.

The Company invests from time to time in securities of financial institutions with high credit quality. Accounts receivable are deemed by the Company to be highly diversified due to the high number of entities comprising the Company’s customer base and their dispersion across diverse geographical regions. The counterparties to all our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. The Company believes that no significant concentration of credit risk exists with respect to its investments in cash equivalents, its accounts receivable and its derivative instruments at September 30, 2010 and 2009.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the values invoiced to customers and do not bear interest. Trade accounts receivable are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts requires management to estimate the future collectability of amounts receivable at the balance sheet date. Management records allowances for doubtful accounts based on historical collection data and current customer information. Customer account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In the Company’s consolidated statements of earnings, bad debt expense is included in selling, general and administrative expenses. The Company’s exposure to credit risk with respect to trade receivables is mitigated by the Company’s broad customer base and their dispersion across diverse geographical regions.

Other Receivables

Other receivables consist primarily of amounts expected to be received from vendors under various contractual agreements. Other receivables are recorded at the amount management estimates will be collected.

Inventory

Inventory consists primarily of beauty supplies and related accessories and salon equipment for sale in the normal course of our business and is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market (net realizable value). When necessary, the Company adjusts the carrying value of inventory to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Estimates of the future demand for the Company’s products, age of the inventory and changes in stock keeping units (“SKUs”) are some of the key factors used by management in assessing the net realizable value of inventories. The Company estimates inventory shrinkage based on historical experience. Inventory shrinkage averaged approximately 1% of our consolidated net sales for the fiscal years 2010, 2009 and 2008.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on the estimated useful lives of the respective classes of assets and is reflected in depreciation and amortization expense in our consolidated statements of earnings. Buildings and building improvements are depreciated over periods ranging from five to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals determined to be reasonably assured. Furniture, fixtures and equipment are depreciated over periods ranging from three to ten years. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from our accounts.

Lease Accounting

The Company’s lease agreements for office space, retail stores and warehouse/distribution facilities are generally accounted for as operating leases, consistent with applicable GAAP. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to begin preparation of the site for occupancy, to the end of the lease term, including renewal options determined to be reasonably assured. Certain leases provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability along with

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Certain lease agreements to which the Company is a party provide for tenant improvement allowances. Such allowances are recorded as deferred lease credits, included in accrued liabilities and other liabilities, as appropriate, on our consolidated balance sheets, and amortized on a straight-line basis over the lease term (including renewal options determined to be reasonably assured) as a reduction of rent expense. Such amortization period is generally consistent with the amortization period used for the constructed leasehold improvement asset.

Valuation of Long-Lived Assets and Certain Intangible Assets

Long-lived assets, such as property and equipment, including store equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no significant impairment of such assets recognized in our financial statements in the current or prior fiscal years.

Goodwill and Other Intangible Assets

Goodwill is the cost of an acquisition less the fair value of the net assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Management considers whether there has been a permanent impairment to the value of goodwill and other intangibles by evaluating if various factors (including current operating results, anticipated future results and cash flows, and market and economic conditions) indicate a possible impairment. Based on the reviews performed, after taking into account the recent economic downturn in certain geographic areas in which we operate, there was no impairment of goodwill or other intangible assets recognized in our financial statements in the current or prior fiscal years.

Other intangible assets with indefinite lives include trade names and certain distribution rights. Other intangible assets subject to amortization include customer relationships, certain distribution rights and non-competition agreements; and are amortized, on a straight-line basis, over periods of one to twelve years. For other intangible assets held at September 30, 2010, the weighted average amortization period is approximately seven years. Both other intangible assets with indefinite lives and other intangible assets subject to amortization are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate it is more likely than not that their fair values have declined below their carrying amounts.

Deferred Financing Costs

Certain expenses incurred in connection with the issuance of long-term debt were capitalized and are being amortized over the life of the related debt agreements on a straight line-basis or by using the effective interest method. These capitalized expenses are included in other assets in our consolidated balance sheets.

Insurance/Self-Insurance Programs

The Company retains a substantial portion of the risk related to certain of its workers’ compensation, general and auto liability and property damage insurable loss exposure. Predetermined loss limits have been arranged with insurance companies to limit the Company’s exposure per occurrence and aggregate cash outlay. Certain of our employees and their dependents are also covered by a self-insurance program for healthcare benefit purposes, up to a certain maximum lifetime limit at September 30, 2010. The Company intends to remove such lifetime limit requirements during the fiscal year 2011 in accordance with federal legislation recently enacted in the U.S. Currently these self-insurance costs, less amounts recovered through payroll deductions and certain out-of-pocket amounts in connection with the employee healthcare program, are funded by the Company. The Company maintains an annual stop-loss insurance policy for the healthcare benefits plan.

The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes both claims filed and estimated losses incurred but not yet reported. The Company estimates the ultimate cost based on an analysis of historical data and actuarial estimates. Workers’ compensation, general and auto liability and property damage insurable loss liabilities are recorded at the estimate of their net present value, while healthcare plan liabilities are not discounted. These estimates are reviewed on a regular basis to ensure that the recorded liability is adequate. The Company believes the amounts accrued at September 30, 2010 and 2009 are adequate, although actual losses may differ from the amounts provided.

Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing and trade shows. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Advertising costs of $64.6 million, $55.2 million and $50.6 million for the fiscal years 2010, 2009 and 2008, respectively, are included in selling, general and administrative expenses in our consolidated statements of earnings.

Vendor Rebates and Concessions

The Company deems a cash consideration received from a supplier to be a reduction of the cost of products sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor’s products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of the related products and is reflected in cost of products sold and distribution expenses in our consolidated statements of earnings as the related products are sold. Any portion of such cash consideration received that is attributable to inventory on hand is reflected as a reduction of inventory.

Income Taxes

The Company recognizes deferred income taxes for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of earnings in the period of enactment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more-likely-than-not that such assets will be realized in full.  The estimated tax benefit of an uncertain tax position is recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

Foreign Currency

The functional currency of each of the Company’s foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (the Company’s reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations are translated using the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in our consolidated balance sheets. Foreign currency transaction gains or losses are included in our consolidated statements of earnings when incurred and were not significant in any of the periods presented in the accompanying financial statements.

Revenue Recognition

The Company recognizes sales revenue when a customer consummates a point-of-sale transaction in a store. The cost of sales incentive programs, such as customer and consumer coupons, are recognized as a reduction of revenue at the time of sale. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and are excluded from revenue. The Company also recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer (generally upon shipment). Appropriate provisions for sales returns and cash discounts are made at the time the sales are recognized. Sales returns and allowances averaged approximately 2.2% of net sales during each of the past three fiscal years.

Cost of Products Sold and Distribution Expenses

Cost of products sold and distribution expenses include actual product costs, the cost of transportation to the Company’s distribution centers, and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. All other shipping and handling costs are included in selling, general and administrative expenses when incurred.

Shipping and Handling

Shipping and handling costs (including freight and distribution expenses) related to delivery to customers are included in selling, general and administrative expenses in our consolidated statements of earnings when incurred and amounted to $36.0 million, $30.3 million and $35.8 million for the fiscal years 2010, 2009 and 2008, respectively.

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value at the date of grant of the award, and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

Prior to November of 2006, the Company was a subsidiary of Alberto-Culver and had no share-based compensation plans of its own, however, Alberto-Culver had granted to Company employees certain stock options, with a cash settlement provision contingent upon the occurrence of certain change in control events, pursuant to its stock option plans. As such, the contingent cash settlement of these stock options as a result of such event would not be solely in the control of the Company. Accordingly, the Company reported $0.9 million and $1.8 million in “Stock options subject to redemption” outside of member’s equity (deficit) on its consolidated balance

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

sheets as of September 30, 2010 and 2009, respectively, and this amount will be reclassified back into additional paid-in capital in future periods as the related stock options are exercised or canceled or otherwise terminated.

Business Combinations

The Company adopted the provisions of ASC Topic 805, Business Combinations (“ASC 805”), effective on October 1, 2009. ASC 805, among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaced the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  ASC 805 further requires that acquisition-related costs be recognized separately from the related acquisition. Accordingly, selling, general and administrative expenses for the fiscal year 2010 includes approximately $0.7 million of expenses related to acquisitions.

Comprehensive Income

Comprehensive income reflects changes in member’s equity (deficit) from sources other than equity transactions with our parent and, as such, includes net earnings and certain other specified components. The Company’s only components of comprehensive income, other than net earnings, are foreign currency translation adjustments and deferred gains (losses) on certain interest rate swap agreements, net of income tax.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income at September 30, 2010 and 2009, are as follows (in thousands):

	As of September 30,
	2010			2009
	Amount Before Tax	Deferred Tax	Net Amount	Amount Before Tax	Deferred Tax	Net Amount
Cumulative foreign currency translation adjustments	$(10,772)	—	$(10,772)	$(6,495)	—	$(6,495)
Deferred (losses) gains on interest rate swaps (a)	(15,530)	6,026	(9,504)	(15,365)	5,962	(9,403)
Total accumulated other comprehensive (loss) income, net of tax	$(26,302)	$6,026	$(20,276)	$(21,860)	$5,962	$(15,898)

(a)          Please see Note 13 for more information about the Company’s interest rate swaps.

3.   Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

In December 2007, the FASB revised the accounting standards for business combinations. This new standard (currently contained in ASC 805), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaced the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. The Company adopted this standard effective October 1, 2009. Selling, general and administrative expenses for the fiscal year 2010 includes approximately $0.7 million of expenses related to acquisitions.

In April 2008, the FASB amended ASC Topic 350, Intangibles and Other (“ASC 350”). This new accounting standard, currently contained in ASC 350-30-35, specifically amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted this standard during the first quarter of its fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC Topic 805-20 Business Combinations — Identifiable Assets and Liabilities and Any Non-controlling Interest. This new accounting standard amended ASC 805 and applies to assets acquired and liabilities assumed that arise from contingencies in a business combination. The Company adopted this amendment during the first quarter of its fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which amended ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as it relates to the measurement of liabilities at fair value, effective for interim reporting periods beginning after August 26, 2009. More specifically, this amendment provided clarification about the valuation of liabilities in which a quoted price in an active market for an identical liability is not available. The Company adopted this amendment during the

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

first quarter of its fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company adopted the provisions of ASC Topic 855, Subsequent Events (“ASC 855”), during the third quarter of its fiscal year 2009. ASC 855 establishes standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before the financial statements are issued and requires the disclosure, among other things, of the date through which an entity has evaluated subsequent events. In February of 2010, the FASB issued ASU No. 2010-09 which amended ASC 855. This amendment, which was effective upon issuance, removed the requirement for SEC registrants to disclose the date through which such registrants have evaluated subsequent events. Please see Note 20 for additional information about our subsequent events.

Accounting Changes

The Company made no other accounting changes during the fiscal year 2010.

4.   Fair Value Measurements

The Company measures on a recurring basis and discloses certain financial instruments (including interest rate swap agreements, and foreign currency option and forward agreements) under the provisions of ASC 820, as amended.  The Company defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of that hierarchy are defined as follows:

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at September 30, 2010 (in thousands):

	As of September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards (a)	$20	—	$20	—
Foreign currency options (a)	99	—	99	—
Total assets	$119		$119

Liabilities
Long-term debt (b)	$1,596,228	$751,250	$844,978	—
Hedged interest rate swaps (a)	15,530	—	15,530	—
Foreign currency forwards (a)	328	—	328	—
Total liabilities	$1,612,086	$751,250	$860,836

(a)

Foreign currency forwards and options and interest rate swaps are valued using internal models based on market observable inputs, including market interest rates and foreign currency exchange rates, as appropriate. Please see Note 13 for more information about the Company’s foreign currency forwards and options and interest rate swaps.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

(b)         Long-term debt, which is carried at amortized cost in the Company’s consolidated financial statements, is valued for purposes of this disclosure using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at September 30, 2009 (in thousands):

	As of September 30, 2009
	Total	Level 1	Level 2	Level 3
Liabilities
Long-term debt (a)	$1,655,076	$727,719	$927,357	—
Hedged interest rate swaps (b)	15,365	—	15,365	—
Non-hedged interest rate swaps (b)	2,356	—	2,356	—
Total liabilities	$1,672,797	$727,719	$945,078

(a)

Long-term debt, which is carried at amortized cost in the Company’s consolidated financial statements, is valued for purposes of this disclosure using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

(b)

Interest rate swaps are valued using internal models based on market observable inputs, including market interest rates. Please see Note 13 for more information about the Company’s interest rate swaps.

5.   Member’s Equity (Deficit)

Since November of 2006, all member units of the Company have been owned by Sally Investment.

At September 30, 2007, the Company had a member’s deficit as a result of distributions to Sally Beauty and, prior to November of 2006, Alberto-Culver.  In connection with our separation from Alberto-Culver, the Company received the proceeds from the issuance of the debt and contributed cash of approximately $1,809.7 million to Sally Beauty and Sally Beauty paid a special cash dividend to Alberto-Culver, in connection with the Separation Transactions.

Prior to November of 2006, the additional paid-in capital and the retained earnings were part of the stockholder’s equity of Sally Holdings, Inc. and its subsidiaries. In November of 2006, Sally Holdings, Inc. contributed its stockholder’s equity to Sally Holdings LLC thereby converting stockholder’s equity into member’s equity, in connection with the Separation Transactions.

6.   Share-Based Payments

Since November 16, 2006, the Company has been an indirect wholly-owned subsidiary of Sally Beauty and has no share based plans of its own; however, certain employees and consultants of the Company have been granted stock options and share awards under the plans of Sally Beauty.

In January of 2010, Sally Beauty adopted the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”), a share-based compensation plan which allows for the issuance of up to 29.8 million shares of Sally Beauty’s common stock. During the fiscal years 2010, 2009 and 2008, Sally Beauty granted to the Company’s employees and consultants approximately 2.9 million, 2.7 million and 2.8 million stock options and approximately 118,000, 123,000 and 136,000 restricted share awards, respectively, under the 2010 Plan, the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”) or the Alberto-Culver Company Employee Stock Option Plan of 2003. After the adoption of the 2010 Plan, Sally Beauty’s equity awards have been made under the 2010 Plan and all future awards are currently expected to be made under such plan.

The Company measures the cost of services received from employees and consultants in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or up to the date a participant becomes eligible for retirement, if earlier. For the fiscal years 2010, 2009 and 2008, total compensation cost charged against income and included in selling, general and administrative expenses in the Company’s consolidated statements of earnings for all share-based compensation arrangements was $12.2 million, $8.0 million and $9.6 million, respectively, and resulted in an increase in due to Sally Beauty by the same amounts. These amounts included, for the fiscal years 2010, 2009 and 2008, $2.5 million, $2.0 million and $3.1 million, respectively, of accelerated expense related to certain retirement eligible employees who continue vesting awards upon retirement, under the provisions of the 2010 Plan and certain predecessor share-based plans such as the 2007 Plan. For fiscal years 2010, 2009 and 2008, the total income tax benefit recognized in our consolidated statements of earnings from these plans was $4.0 million, $1.9 million and $2.3 million, respectively.

Prior to the Separation Transactions, we were a wholly-owned subsidiary of Alberto-Culver and had no share-based compensation plans of our own; however, certain of our employees had been granted stock options and restricted stock awards under share-based compensation plans of Alberto-Culver. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of Sally Beauty’s common stock.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

Each option has an exercise price that equals 100% of the market price of Sally Beauty’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four-year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans such as the 2007 Plan.

The following table presents a summary of the activity for the Sally Beauty’s stock option plans for the fiscal year ended September 30, 2010:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2009	10,025	$7.40	7.7	$10,678
Granted	2,917	7.46
Exercised	(284)	3.09
Forfeited or expired	(54)	8.55
Outstanding at September 30, 2010	12,604	$7.51	7.3	$46,562

Exercisable at September 30, 2010	6,185	$7.86	6.3	$20,669

The following table summarizes information about stock options under Sally Beauty’s option plans at September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2010 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2010 (in Thousands)	Weighted Average Exercise Price
$2.00	922	3.8	$2.00	922	$2.00
$5.24 – 9.66	11,682	7.6	7.94	5,263	8.88
Total	12,604	7.3	$7.51	6,185	$7.86

The Company uses the Black-Scholes option pricing model to value Sally Beauty’s stock options for each stock option award. Using this option pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of Sally Beauty’s stock option awards is expensed on a straight-line basis over the vesting period (generally four years) of the stock options or to the date a participant becomes eligible for retirement, if earlier.

The weighted average assumptions relating to the valuation of Sally Beauty’s stock options are as follows:

	Year Ended September 30,
	2010	2009	2008
Expected lives (in years)	5.0	5.0	5.0
Expected volatility	64.4%	47.9%	37.5%-41.3%
Risk-free interest rate	2.4%	2.6%	3.5%-4.0%
Dividend yield	0.0%	0.0%	0.0%

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

The weighted average fair value per option at the date of grant, of the stock options issued to the Company’s grantees during the fiscal years 2010, 2009 and 2008 was $4.15, $2.33 and $3.73, respectively. The total fair value of stock options issued to the Company’s grantees that vested during the fiscal years 2010, 2009 and 2008 was $7.5 million, $6.2 million and $4.7 million, respectively.

The total intrinsic value of options exercised during the fiscal years 2010, 2009 and 2008 was $1.8 million, $1.0 million and $3.3 million, and the tax benefit realized for the tax deductions from these option exercises was $0.5 million, $0.4 million and $1.3 million, respectively. The total cash received during the fiscal years 2010, 2009 and 2008 from these option exercises was $0.9 million, $0.7 million and $1.1 million, respectively.

At September 30, 2010, approximately $9.4 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.2 years.

Stock Awards

Restricted Stock Awards

As a subsidiary of Sally Beauty, the Company has no employee stock award plans; however, certain employees and consultants of the Company from time to time have been granted restricted stock awards under the 2010 Plan and predecessor plans, such as the 2007 Plan. A restricted stock award is an award of shares of Sally Beauty’s common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer) the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2010 Plan and certain predecessor share-based compensation plans such as the 2007 Plan.

The Company expenses the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant, on a straight-line basis over the period (the “vesting period”) in which the restrictions on these stock awards lapse (“vesting”) or to the date a participant becomes eligible for retirement, if earlier. For these purposes, the fair value of the restricted stock award is determined based on the closing price of the Sally Beauty’s common stock on the date of grant.

The following table presents a summary of the activity for Sally Beauty’s restricted stock awards for the fiscal year ended September 30, 2010:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2009	331	$7.45	3.3
Granted	118	7.42
Vested	(87)	7.69
Forfeited or expired	—	—
Unvested at September 30, 2010	362	$7.38	3.2

At September 30, 2010, approximately $2.0 million of unrecognized compensation expenses related to unvested restricted stock awards and are expected to be recognized over the weighted average period of 3.2 years.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

7.   Allowance for Doubtful Accounts

The change in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008
Balance at beginning of period	$2,266	$2,702	$2,564
Bad debt expense	1,578	1,859	2,353
Uncollected accounts written off, net of recoveries	(1,431)	(2,648)	(2,218)
Allowance for doubtful accounts of acquired companies	343	353	3
Balance at end of period	$2,756	$2,266	$2,702

8.   Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,
	2010	2009
Land	$11,124	$9,672
Buildings and building improvements	58,594	49,608
Leasehold improvements	155,476	139,642
Furniture, fixtures and equipment	234,108	217,656
Total property and equipment, gross	459,302	416,578
Less accumulated depreciation and amortization	(291,185)	(265,329)
Total property and equipment, net	$168,117	$151,249

Depreciation expense for the fiscal years 2010, 2009 and 2008 was $42.4 million, $40.9 million and $42.2 million, respectively. As further described in Note 12, the term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries.

9.   Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the fiscal years 2009 and 2010 are as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2008	$65,188	$359,775	$424,963
Additions, net of purchase price adjustments	10,264	62,388	72,652
Foreign currency translation	(2,244)	(1,236)	(3,480)
Balance at September 30, 2009	73,208	420,927	494,135
Additions, net of purchase price adjustments	8,092	2,568	10,660
Reclassifications	(2,780)	(22,920)	(25,700)
Foreign currency translation	(2,221)	1,366	(855)
Balance at September 30, 2010	$76,299	$401,941	$478,240

As described in Note 16, during the fiscal year 2009, $61.0 million of the increase in BSG’s goodwill was attributable to the acquisition of Schoeneman Beauty Supply, Inc. (“Schoeneman”) on September 30, 2009. The remaining increase in BSG’s goodwill in the amount of $1.4 million and the $10.3 million increase in Sally Beauty Supply’s goodwill during the fiscal year 2009 were attributable to acquisitions, which were not individually material, and to net purchase price adjustments. The purchase prices of certain acquisitions completed during the fiscal year 2009 were allocated to assets acquired and liabilities assumed based on their preliminary estimated fair values at the date of acquisition. The final valuations of such assets and liabilities were completed during the fiscal year 2010.

As described in Note 16, during the fiscal year 2010, $5.2 million of the increase in Sally Beauty Supply’s goodwill was attributable to the acquisition of Sinelco on December 16, 2010. The remaining increase in Sally Beauty Supply’s goodwill in the amount of $2.9 million and the $2.6 million increase in BSG’s goodwill during the fiscal year 2010 were attributable to acquisitions which were not individually material and to net purchase price adjustments. During the fiscal year 2010, intangible assets subject to amortization in the amount of $24.9 million were also recorded in connection with certain 2009 acquisitions, including the acquisition of

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Schoeneman, and intangible assets with indefinite lives in the amount of $0.8 million were recorded in connection with such 2009 acquisitions. These amounts were previously reported in Goodwill pending completion of the final valuations of the assets acquired and liabilities assumed, as discussed in the preceding paragraph.

The following table provides the carrying value for intangible assets with indefinite lives and the gross carrying value and accumulated amortization for intangible assets subject to amortization (which we refer to, in the aggregate, as “other intangible assets”) by operating segment at September 30, 2010 and 2009 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2010:
Intangible assets with indefinite lives:
Trade names	$28,046	$33,752	$61,798
Other intangibles	—	5,700	5,700
Total	28,046	39,452	67,498
Intangible assets subject to amortization:
Gross carrying amount	14,399	60,486	74,885
Accumulated amortization	(4,301)	(28,730)	(33,031)
Net value	10,098	31,756	41,854
Total intangible assets, net	$38,144	$71,208	$109,352

Balance at September 30, 2009:
Intangible assets with indefinite lives:
Trade names	$20,183	$33,815	$53,998
Other intangibles	—	5,700	5,700
Total	20,183	39,515	59,698
Intangible assets subject to amortization:
Gross carrying amount	6,933	36,411	43,344
Accumulated amortization	(2,299)	(22,058)	(24,357)
Net value	4,634	14,353	18,987
Total intangible assets, net	$24,817	$53,868	$78,685

Amortization expense totaled $8.7 million, $6.2 million and $6.3 million for the fiscal years 2010, 2009 and 2008, respectively. As of September 30, 2010, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2011	$8,052
2012	6,583
2013	4,819
2014	4,501
2015	4,067
Thereafter	13,832
$41,854

The weighted average amortization period for intangible assets subject to amortization is approximately 7 years.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

10.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2010	2009
Compensation and benefits	$74,446	$60,811
Interest payable	26,518	28,612
Deferred revenue	13,099	12,392
Rental obligations	11,531	10,708
Property and other taxes	4,480	4,355
Insurance reserves	8,428	6,805
Acquisition related payables	1,077	1,950
Operating accruals and other	27,680	28,209
Total accrued liabilities	$167,259	$153,842

11.   Lease Commitments and Contingencies

Lease Commitments

The Company’s principal leases relate to retail stores and warehousing properties. At September 30, 2010, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2011	$135,142
2012	113,168
2013	87,223
2014	57,900
2015	33,555
Thereafter	49,158
$476,146

Certain of the Company’s leases require the Company to pay a portion of real estate taxes, insurance, maintenance and special assessments assessed by the lessor. Also, certain of the Company’s leases include renewal options and escalation clauses.

Total rental expense for operating leases amounted to $178.5 million, $166.3 million and $163.7 million for the fiscal years 2010, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings. These amounts include $0.5 million, $0.4 million and $0.8 million for contingent rents for the fiscal years 2010, 2009 and 2008, respectively.

Contingencies

Legal Proceedings

There were no material legal proceedings pending against the Company or its subsidiaries, as of September 30, 2010. The Company is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. The Company does not believe that the ultimate resolution of these matters will have a material adverse impact on its consolidated financial position, statements of earnings or cash flows.

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

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

Other Contingencies

The Company provides healthcare benefits to most of its full-time employees. The Company is largely self-funded for the cost of the healthcare plan (including healthcare claims), other than certain fees and out-of-pocket amounts paid by the employees. In addition, the Company retains a substantial portion of the risk related to certain workers’ compensation, general liability, and automobile and property insurance. The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is included in accrued liabilities (current portion) and other liabilities (long-term portion) in our consolidated balance sheets. The Company carries insurance coverage in such amounts in excess of its self-insured retention which management believes to be reasonable.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2010 and 2009.

12.   Long-Term Debt

Details of long-term debt are as follows (in thousands):

	September 30, 2010	Maturity dates	Interest Rates
ABL facility	$—	Nov. 2011	(i) Prime and up to 0.50% or;
			(ii) LIBOR(a) plus (1.00% to 1.50%)

Term Loan B	843,856	Nov. 2013	(i) Prime plus (1.25% to 1.50%) or;
			(ii) LIBOR(a) plus (2.25% to 2.50%)(b)
Other (c)	6,675	2011-2014	4.05% to 6.75%
Total	$850,531

Senior notes	$430,000	Nov. 2014	9.25%
Senior subordinated notes	275,000	Nov. 2016	10.50%
Total	$705,000

Capitalized leases and other	$7,105
Less: current portion	(3,045)
Total long-term debt	$1,559,591

(a)          London Interbank Offered Rate (“LIBOR”).

(b)         At September 30, 2010, the interest rate for the Term Loan B was 2.51%.

(c)          Represents pre-acquisition debt of Pro-Duo NV (“Pro-Duo”) and Sinelco.

In connection with the Separation Transactions in November of 2006, the Company and certain of its subsidiaries incurred $1,850.0 million of indebtedness by (i) drawing on a $400.0 million revolving, asset-based lending (“ABL”) facility in the amount of $70.0 million, (ii) entering into two senior term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million, and (iii) together (jointly and severally) with another of the Company’s indirect subsidiaries, Sally Capital Inc., issuing senior notes in an

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million. The Company incurred approximately $58.5 million in costs related to the issuance of the debt, which were capitalized and are being amortized to interest expense over the life of the related debt obligations. Proceeds from the initial debt were used primarily to pay the $1,809.7 million distribution to Sally Beauty and for certain expenses associated with the Separation Transactions.

The ABL facility provides for senior secured revolving loans up to a maximum aggregate principal amount of $400.0 million, subject to borrowing base limitations. The availability of funds under the ABL facility is subject to a borrowing base calculation, which is based on specified percentages of the value of eligible inventory and eligible accounts receivables, subject to certain reserves and other adjustments and reduced by certain outstanding letters of credit. At September 30, 2010, the Company had $341.8 million available for borrowing under the ABL facility. Additionally, the Company is required to pay a commitment fee ranging from 0.20% to 0.35% on the unused portion of the ABL facility. At September 30, 2010, the commitment fee rate was 0.20%. In November 2010, Sally Holdings entered into a new agreement with lenders to replace its ABL facility with a new $400 million, 5-year credit facility (the “new ABL facility”). Please see Note 20 for additional information about the new ABL facility.

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

The senior term loan facilities consisted of (i) a $150.0 million senior term loan A facility and (ii) a $920.0 million senior term loan B facility. Principal and interest is payable on a quarterly basis. During the fiscal year ended September 30, 2010, the Company prepaid in full its borrowings under the Term Loan A facility.

The senior term loan facilities contain a covenant requiring the Company and its subsidiaries to meet certain maximum consolidated secured leverage ratio levels, which decline over time. The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA as defined in the agreement underlying the senior term loan facilities. Compliance with the consolidated secured leverage ratio is tested quarterly, with a maximum ratio of 4.00 as of September 30, 2010. Failure to comply with the consolidated secured leverage ratio covenant under the senior term loan facilities would result in a default under such facilities.

The senior term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. Borrowings under the senior term loan facilities may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the senior term loan facilities) for any fiscal year unless a specified leverage ratio is met. In January 2010, the Company made a mandatory prepayment on the senior term loan facilities in the amount of $22.3 million. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of it over the twelve-month period following any such payment under the terms of the loan agreements. During the fiscal year ended September 30, 2010, the Company also made optional prepayments in the aggregate amount of $102.7 million on its senior term loans. This amount together with the mandatory prepayment discussed above, resulted in the prepayment in full of borrowings under the Term Loan A facility. In connection with the mandatory prepayment and the optional prepayments made during the fiscal year 2010, the Company recorded losses on extinguishment of debt in the aggregate amount of $1.0 million, which are included in interest expense in the Company’s consolidated statements of earnings. Additionally, borrowings under the senior term loan facilities would be subject to mandatory repayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility. We believe that the Company is currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are jointly and severally guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company (other than Sally Capital). The senior notes and the senior subordinated notes carry optional redemption features whereby the Company has the option to redeem the notes before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest. Interest on the senior notes and senior subordinated notes is payable semi-annually. Furthermore, the agreements underlying the Company’s credit facilities contain terms which significantly restrict the ability of us and our subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty.

In the fiscal year 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $300.0 million. The Company uses interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to our term loans are impacted by changes in LIBOR. Please see Note 13 for additional information about the Company’s interest rate swap agreements.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Maturities of the Company’s long-term debt are as follows at September 30, 2010 (in thousands):

Fiscal Year:
2011	$2,685
2012	10,278
2013	10,145
2014	827,326
2015	430,097
Thereafter	275,000
$1,555,531
Capital leases and other	7,105
Less: current portion	(3,045)
Total	$1,559,591

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries.  The agreements and instruments governing the debt of the Company and its subsidiaries contain material limitations on our ability to pay dividends and other restricted payments to Sally Beauty.

Under the agreements and indentures governing the term loan facilities and the notes, we may not make certain restricted payments to Sally Beauty if a default then exists under the credit agreement or the indentures or if our consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of September 30, 2010, our consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments we are able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as the borrowing availability under the facility equals or exceeds $60.0 million. If the borrowing availability falls below this amount, the Company may nevertheless make restricted payments to Sally Beauty in the aggregate since the date of the Separation Transactions, together with the aggregate cash amounts paid in connection with acquisitions since said date, of not greater than $50.0 million, together with certain other exceptions.  As of September 30, 2010, borrowing availability under the ABL facility exceeded $60.0 million.  As of September 30, 2010, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $310.1 million, subject to certain adjustments. The agreements governing our ABL facility and the senior term loan facilities, as well as the indentures covering the Company’s 9.25% Senior Notes and its 10.5% Senior Subordinated Notes contain customary cross-default and/or cross-acceleration provisions.

At September 30, 2010 and 2009, the Company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in Note 11, and outstanding letters of credit related to inventory purchases and self-insurance programs which totaled $14.5 million and $13.4 million at September 30, 2010 and 2009, respectively.

13.   Derivative Instruments and Hedging Activities

Risk Management objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk, and changes in interest rates and in foreign currency exchange rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps and foreign currency options and forwards.

The Company uses interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to our term loans are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by the Company of amounts based on a variable rate in exchange for the Company making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount.

The Company uses foreign currency options and forwards, as part of its overall economic risk management strategy, to fix the amount of certain foreign assets and obligations relative to its functional currency (the U.S. dollar) or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. Such cash flows may be materially affected (favorably or unfavorably) by changes in the exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro, Mexican peso and Chilean peso. The Company’s foreign currency exposures at times offset each other, providing a natural hedge against its foreign currency risk. The Company uses foreign currency options and

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

forwards to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential losses resulting from such cash flows.

At September 30, 2010, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In the fiscal year 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million). These agreements expire in May of 2012 and are designated and qualify as effective cash flow hedges, in accordance with ASC 815.  Accordingly, changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the fiscal years 2010, 2009 and 2008.

Amounts reported in OCI related to interest rate swaps are reclassified into interest expense, as a yield adjustment, in the same period in which interest on the Company’s variable-rate debt obligations affect earnings. During the fiscal years 2010, 2009 and 2008, interest expense resulting from such reclassifications was $10.1 million, $7.9 million and $1.2 million, respectively.  During the twelve-month period ending September 30, 2011, the Company estimates that an additional $9.7 million, before income tax, of the amount reported in OCI will be reclassified into interest expense.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as interest rate swaps, and foreign currency options and forwards) not designated as hedges, or that do not meet the requirements for hedge accounting, to manage its exposure to interest rate or foreign currency exchange rate movements.

In November of 2006, the Company entered into certain interest rate swap agreements with an aggregate notional amount of $500 million. These interest rate swap agreements expired on or before November 2009 and were not designated as hedges and, accordingly, the changes in fair value of these interest rate swap agreements (which were adjusted quarterly) were recorded in interest expense in our consolidated statements of earnings. During the fiscal years ended September 30, 2009 and 2008, interest expense of $7.5 million and $10.5 million, respectively, resulted from these interest rate swap agreements. In the fiscal year ended September 30, 2010, interest expense resulting from these agreements was less than $0.1 million.

As a result of our acquisition of Sinelco Group NV (“Sinelco”) on December 16, 2009, the Company uses foreign currency options, including, at September 30, 2010, foreign currency put options with an aggregate notional amount of €1.4 million ($1.9 million, at the September 30, 2010 exchange rate) and foreign currency call options with an aggregate notional amount of €0.8 million ($1.2 million, at the September 30, 2010 exchange rate), to manage the exposure to certain non-Euro currencies resulting from Sinelco’s purchases of merchandise from third-party suppliers. These foreign currency options expire ratably through December 1, 2010. Sinelco’s functional currency is the Euro.

In addition, in the fourth quarter of the fiscal year 2010, the Company entered into four foreign currency forward agreements which expire in January of 2011. These derivative instruments are intended to mitigate our exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. Two foreign currency forward agreements enable the Company to sell, in the aggregate, approximately €5.2 million ($7.1 million, at the September 30, 2010 exchange rate) at the weighted average forward exchange rate of 1.3073. The other two foreign currency forward agreements enable the Company to buy, in the aggregate, approximately $7.0 million Canadian dollars ($6.8 million, at the September 30, 2010 exchange rate) at the weighted average forward exchange rate of 1.0277.

The Company’s foreign currency option and forward agreements are not designated as hedges and do not currently meet the requirements for hedge accounting. However, these derivative instruments are intended to offset and do offset the Company’s exposure to foreign currencies resulting from specific anticipated cash flow transactions. The changes in the fair value of all these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the fiscal years ended September 30, 2010, selling general and administrative expenses included $0.2 million in net gains from all of the Company’s foreign currency option and forward agreements (net of non-cash losses of $0.3 million resulting from our foreign currency forwards). In addition, selling general and administrative expenses included $0.3 million in net non-cash gains, related to such intercompany balances not permanently invested.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2010 (in thousands):

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of September 30, 2010		Liability Derivatives As of September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other liabilities	$15,530
Total derivatives designated as hedging instruments		$—		$15,530

Derivatives not designated as hedging instruments:
Foreign Currency Options and Forwards	Prepaid expenses	$119	Accrued liabilities	$328
Interest Rate Swaps	Prepaid expenses	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		$119		$328

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2009 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of September 30, 2009		Liability Derivatives As of September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other liabilities	$15,365
Total derivatives designated as hedging instruments		$—		$15,365

Derivatives not designated as hedging instruments:
Interest Rate Swaps	Prepaid expenses	$—	Accrued liabilities	$2,356
Total derivatives not designated as hedging instruments		$—		$2,356

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of earnings for the fiscal year ended September 30, 2010 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of

Earnings for the

Fiscal Year Ended September 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(101)	Interest expense	$(10,067)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards	Selling, general and administrative expenses	$203
Interest Rate Swaps	Interest expense	(24)
Total derivatives not designated as hedging instruments		$179

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of earnings for the fiscal year ended September 30, 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of

Earnings for the

Fiscal Year Ended September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(10,196)	Interest expense	$(7,935)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense	$(7,488)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of earnings for the fiscal year ended September 30, 2008 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of

Earnings for the

Fiscal Year Ended September 30, 2008

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$793	Interest expense	$(1,174)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense	$(10,481)

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of September 30, 2010, the fair value of interest rate swaps in a liability position related to these agreements was $15.5 million and the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the swap agreements at their termination value of $15.9 million, including accrued interest and other termination costs.

At September 30, 2010, the aggregate fair value of all foreign currency option and forward agreements held was a net liability of $0.2 million, consisting of derivative instruments in a liability position of $0.3 million and derivative instruments in an asset position of $0.1 million. The Company was under no obligation to post and had not posted any collateral related to these agreements.

The counterparties to all our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. The recent financial crisis affecting the banking systems and financial markets resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity, which could expose us to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our interest rate swaps and/or foreign currency derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

14.   401(k) and Profit Sharing Plan

The Company has no benefit plans of its own. Since the Separation Transactions, the Company has been an indirect wholly-owned subsidiary of Sally Beauty, and its employees participate in benefits provided under the plans of Sally Beauty. Sally Beauty sponsors the Sally Beauty 401(k) and Profit Sharing Plan (the “401k Plan”), which is a qualified defined contribution plan. The 401k Plan covers employees of the Company who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the terms of the 401k Plan, employees may contribute a percentage of their annual compensation to the 401k Plan up to certain maximums, as defined by the 401k Plan and by the U. S. Internal Revenue Code. The Company currently matches a portion of employee contributions to the plan. The Company recognized expense of $4.7 million, $4.0 million and $3.8 million in the fiscal years 2010, 2009 and 2008, respectively, related to such employer matching contributions under the plan. These amounts are included in selling, general and administrative expenses.

In addition, pursuant to the 401k Plan, the Company may make profit sharing contributions to the accounts of employees who meet certain eligibility requirements and who are not members of a collective bargaining unit. The Company’s profit sharing contributions to the 401k Plan are determined by the Compensation Committee of Sally Beauty’s Board of Directors. The Company recognized expense of $2.7 million, $2.4 million and $7.1 million in the fiscal years 2010, 2009 and 2008, respectively, related to such profit sharing contributions under the plan. These amounts are included in selling, general and administrative expenses.

15.   Income Taxes

Sally Beauty and its subsidiaries, including the Company, file consolidated income tax returns in the U.S. federal jurisdiction and most state jurisdictions as well as in various foreign jurisdictions. As described in Note 17, the Company has entered into a tax sharing agreement with its ultimate parent, Sally Beauty.

The provision for income taxes for the fiscal years 2010, 2009 and 2008 consists of the following (in thousands):

	Year Ended September 30,
	2010	2009	2008
Current:
Federal	$71,572	$50,738	$33,194
Foreign	4,432	4,276	8,763
State	11,636	5,734	4,203
Total current portion	87,640	60,748	46,160
Deferred:
Federal	2,888	8,601	2,242
Foreign	(2,814)	(1,676)	346
State	(704)	751	(84)
Total deferred portion	(630)	7,676	2,504
Total provision for income tax	$87,010	$68,424	$48,664

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Year Ended September 30,
	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	2.6	2.0
Effect of foreign operations	(1.1)	0.8	(2.1)
Other, net	0.1	1.1	2.1
Effective tax rate	36.9%	39.5%	37.0%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2010	2009
Deferred tax assets attributable to:
Share-based compensation expense	$15,430	$11,624
Accrued liabilities	23,159	18,739
Inventory adjustments	3,303	2,378
Foreign loss carryforwards	16,675	12,593
Long-term liabilities	—	913
Unrecognized tax benefits	577	1,127
Interest rate swaps	6,026	5,962
Other	2,548	1,264
Total deferred tax assets	67,718	54,600
Valuation allowance	(16,552)	(14,640)
Total deferred tax assets, net	51,166	39,960
Deferred tax liabilities attributable to:
Depreciation and amortization	70,772	58,759
Total deferred tax liabilities	70,772	58,759
Net deferred tax liability	$19,606	$18,799

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carryforwards.

Domestic earnings before provision for income taxes were $223.6 million, $173.4 million and $106.4 million in the fiscal years 2010, 2009 and 2008, respectively. Foreign operations had earnings (losses) before provision for income taxes of $12.0 million, $(0.3) million and $25.1 million in the fiscal years 2010, 2009 and 2008, respectively.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. Management does not expect the outcome of tax audits to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

At September 30, 2010, undistributed earnings of the Company’s foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, federal and state income taxes have not been provided on accumulated but undistributed earnings of $76.5 million and $56.4 million as of September 30, 2010 and 2009, respectively, as such earnings have been permanently reinvested in the business.  The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

At September 30, 2010 and 2009, the Company had total operating loss carry-forwards of $53.3 million and $40.7 million, of which $46.1 million and $39.3 million are subject to a valuation allowance, respectively. At September 30, 2010, operating loss carry-forwards of $22.6 million expire between 2012 and 2030 and operating loss carry-forwards of $30.7 million have no expiration date. At September 30, 2010, the Company had tax credit carryforwards of $0.8 million which have no expiration date and, of which $0.4 million are subject to a valuation allowance.  There were no net tax credit carry-forwards available to the Company at September 30, 2009.

The transactions separating us from Alberto-Culver were intended to qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. In connection with the share distribution of Alberto-Culver common stock in the Separation Transactions, Sally

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

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

Sally Beauty and Alberto-Culver entered into a tax allocation agreement as part of the Separation Transactions. The agreement provides generally that Sally Beauty is responsible for its pre-separation income tax liabilities, calculated on a stand-alone basis, and Alberto-Culver is responsible for the remainder. In the event additional U.S federal income tax liability related to the period prior to the Separation Transactions was determined, Sally Beauty will be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to Sally Beauty under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

The changes in the amount of unrecognized tax benefits for the fiscal year ended September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Balance at beginning of the fiscal year	$14,378	$4,291
Increases related to prior year tax positions	1,895	7,379
Decreases related to prior year tax positions	—	(1,482)
Increases related to current year tax positions	620	4,722
Settlements	(1,131)	—
Lapse of statute	(2,115)	(532)
Balance at end of fiscal year	$13,647	$14,378

If recognized, these positions would affect the Company’s effective tax rate.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties as of September 30, 2010 and 2009 was $4.6 million and $4.0 million, respectively.

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

16.   Acquisitions

On December 16, 2009, the Company acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.2 million (approximately $36.6 million). We also assumed €4.0 million (approximately $5.8 million) of pre-acquisition debt, excluding capital lease obligations, of Sinelco in connection with the acquisition. Sinelco serves over 1,500 customers through a product catalog and website and has sales throughout Europe. Goodwill of $5.2 million (which is not deductible for tax purposes) and other intangible assets of $14.0 million were recorded as a result of this acquisition. In addition, during the fiscal year 2010, the Company completed several other individually immaterial acquisitions at an aggregate cost of $9.0 million and recorded additional goodwill in the amount of $5.4 million (the majority of which is not deductible for tax purposes) in connection with such acquisitions. The assets acquired and liabilities assumed in connection with all acquisitions completed during the fiscal year 2010 were recorded at fair values at the acquisition date in accordance with ASC 805. We funded these acquisitions with cash from operations and borrowings on our ABL facility. In addition, during the fiscal year 2010, the Company recorded intangible assets subject to amortization in the amount of $24.9 million and intangible assets with indefinite lives

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

in the amount of $0.8 million in connection with certain 2009 acquisitions, including the acquisition of Schoeneman. These amounts were previously reported in Goodwill pending completion of the final valuations of the assets acquired and liabilities assumed, as discussed in the following paragraph.

On September 30, 2009, the Company acquired Schoeneman at a cost of approximately $71.0 million, subject to certain adjustments. The acquisition of Schoeneman, a 43-store beauty supply chain located in the central northeast United States, was pursuant to a merger agreement between Schoeneman, the former stockholders of Schoeneman and a subsidiary of the Company. The Company currently expects to realize approximately $10 million in present value of future tax savings as a result of anticipated incremental depreciation and amortization tax deductions relating to the assets acquired in this transaction. In the fiscal year 2009, goodwill of approximately $61.0 million (which is deductible for tax purposes) was initially recorded as a result of this acquisition. In addition, during the fiscal year 2009, the Company completed several other individually immaterial acquisitions at an aggregate cost of $11.3 million of which a significant portion was allocated to goodwill (the majority of which is deductible for tax purposes). The purchase prices of certain acquisitions completed during the fiscal year 2009 (including the acquisition of Schoeneman) were initially allocated to assets acquired and liabilities assumed based on their preliminary estimated fair values at the date of acquisition. The final valuations of the assets acquired and liabilities assumed were completed during the fiscal year 2010. Generally, we funded these acquisitions with cash from operations.

In May of 2008, the Company acquired Pro-Duo, a 40-store beauty supply chain located in Belgium, France and Spain for €19.3 million (approximately $29.8 million) plus incidental acquisition costs capitalized, subject to certain adjustments. We also assumed €3.0 million (approximately $4.7 million) of debt, excluding capital lease obligations, of Pro-Duo in connection with the acquisition. Goodwill of $23.9 million (which is not deductible for tax purposes) and certain identifiable intangible assets of $11.4 million were recorded as a result of such acquisition. Of this amount, $10.2 million was assigned to registered trade names and $1.2 million to other identifiable intangible assets, which will be amortized over a weighted average life of approximately eight years. In addition, during the fiscal year 2008, the Company completed several other individually immaterial acquisitions at an aggregate cost of $22.9 million of which a significant portion was allocated to intangible assets and goodwill (the majority of which is not deductible for income tax purposes). The purchase prices of these acquisitions have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The final valuations of the assets and liabilities acquired were completed during the fiscal year 2009. We funded these acquisitions with cash from operations and borrowings on our ABL facility.

These business combinations have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the entities acquired have been included in the Company’s consolidated financial statements since their respective dates of acquisition.

17.   Related Party Transactions

In January 2007, the Company entered into an agreement with Sally Beauty under which the Company agreed to provide certain general and administrative services to Sally Beauty including accounting, finance, payroll, legal and tax sharing services. The cost of these services, which were based on a percentage of certain key employees’ salaries and benefits, is approximately $182,000 per month, and totaled approximately $2.2 million, $2.2 million and $2.1 million for fiscal years 2010, 2009 and 2008, respectively.  The cost of these services may not necessarily be indicative of the costs which would be incurred by Sally Beauty as an independent standalone entity.

As described more fully in Note 6, certain employees and consultants of the Company have been granted stock options and share awards under share-based compensation plans of Sally Beauty.

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

As of September 30, 2010 and 2009, the Company had a net intercompany payable to Sally Beauty of approximately $40.5 million and $22.0 million, respectively. This consists primarily of income tax and share-based compensation expenses, which are partially offset by general and administrative services provided to Sally Beauty.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

18.   Business Segments and Geographic Area Information

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores which offers professional beauty supplies to both salon professionals and retail customers in North America and parts of South America and Europe and (ii) BSG (including its franchise-based business, Armstrong McCall), a full service beauty supply distributor which offers professional brands of beauty products directly to salons through its own sales force and professional only stores (including franchise stores) in generally exclusive geographic territories in North America and parts of Europe.

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2010, 2009 and 2008.

Business Segments Information

Segment data for the fiscal years ended September 30, 2010, 2009 and 2008 is as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008
Net sales:
Sally Beauty Supply	$1,834,631	$1,695,652	$1,672,897
BSG	1,081,459	940,948	975,294
Total	$2,916,090	$2,636,600	$2,648,191
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$320,456	$283,872	$285,615
BSG	112,495	91,604	80,927
Segment operating profit	432,951	375,476	366,542
Unallocated expenses(a)	(72,172)	(62,289)	(66,499)
Share-based compensation expense	(12,187)	(7,992)	(9,614)
Interest expense	(112,953)	(132,043)	(158,897)
Total	$235,639	$173,152	$131,532
Identifiable assets:
Sally Beauty Supply	$729,380	$652,184	$696,780
BSG	808,842	792,879	752,029
Sub-total	1,538,222	1,445,063	1,448,809
Shared services	50,541	45,447	76,849
Total	$1,588,763	$1,490,510	$1,525,658
Depreciation and amortization:
Sally Beauty Supply	$26,426	$24,175	$23,134
BSG	20,081	18,735	20,666
Corporate	4,615	4,156	4,733
Total	$51,122	$47,066	$48,533
Capital expenditures:
Sally Beauty Supply	$30,366	$23,203	$22,094
BSG	11,252	8,470	18,683
Corporate	7,084	5,644	4,799
Total	$48,702	$37,317	$45,576

(a)          Unallocated expenses consist of corporate and shared costs.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Geographic Area Information

Geographic data for the fiscal years ended September 30, 2010, 2009 and 2008 is as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008
Net sales:(a)
United States	$2,402,085	$2,202,218	$2,170,708
Foreign	514,005	434,382	477,483
Total	$2,916,090	$2,636,600	$2,648,191
Identifiable assets:
United States	$1,133,652	$1,105,026	$1,098,614
Foreign	404,570	340,037	350,195
Shared services	50,541	45,447	76,849
Total	$1,588,763	$1,490,510	$1,525,658

(a)          Net sales are attributable to individual countries based on the location of the customer.

19.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2010 and 2009, the Condensed Consolidated Statements of Earnings for the years ended September 30, 2010, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008 of: (i) Sally Holdings LLC, or “the Parent;” (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Parent on a consolidated basis.

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Assets
Cash and cash equivalents	$20	$32,975	$26,499	$—	$59,494
Trade accounts and other receivables, less allowance for doubtful accounts	—	51,860	32,639	—	84,499
Due from affiliates		547,722	6,763	(554,485)	—
Inventory	—	458,837	145,520	—	604,357
Prepaid expenses	114	10,958	11,449	—	22,521
Deferred income tax assets	—	25,666	(2,397)	—	23,269
Property and equipment, net	—	117,053	51,064	—	168,117
Investment in subsidiaries	1,583,202	318,533	—	(1,901,735)	—
Goodwill and other intangible assets, net	—	425,106	162,486	—	587,592
Other assets	24,666	8,854	5,394	—	38,914
Total assets	$1,608,002	$1,997,564	$439,417	$(2,456,220)	$1,588,763

Liabilities and Member’s (Deficit) Equity
Accounts payable	$—	$170,663	$54,268	$—	$224,931
Due to affiliates	520,404	6,763	27,318	(554,485)	—
Accrued liabilities	26,477	115,572	25,210	—	167,259
Due to Sally Beauty	—	40,500	—	—	40,500
Income taxes	4,232	3,419	(839)	—	6,812
Long-term debt	1,548,856	77	13,703	—	1,562,636
Other liabilities	15,530	24,090	1,072	—	40,692
Deferred income tax liabilities	(10,555)	53,278	152	—	42,875
Total liabilities	2,104,944	414,362	120,884	(554,485)	2,085,705
Stock options subject to redemption	946	—	—	—	946
Total member’s (deficit) equity	(497,888)	1,583,202	318,533	(1,901,735)	(497,888)
Total liabilities and member’s (deficit) equity	$1,608,002	$1,997,564	$439,417	$(2,456,220)	$1,588,763

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings

Fiscal Year Ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$2,365,838	$550,252	$—	$2,916,090
Related party sales	—	2,881	—	(2,881)	—
Cost of products sold and distribution expenses	—	1,211,220	303,377	(2,881)	1,511,716
Gross profit	—	1,157,499	246,875	—	1,404,374
Selling, general and administrative expenses	659	787,828	216,173	—	1,004,660
Depreciation and amortization	—	36,414	14,708	—	51,122
Operating earnings (loss)	(659)	333,257	15,994	—	348,592
Interest income	—	(74)	(84)	—	(158)
Interest expense	112,278	93	740	—	113,111
Earnings (losses) before provision for income taxes	(112,937)	333,238	15,338	—	235,639
Provision (benefit) for income taxes	(43,829)	128,463	2,376	—	87,010
Equity in earnings of subsidiaries (net of tax)	217,737	12,962	—	(230,699)	—
Net earnings	$148,629	$217,737	$12,962	$(230,699)	$148,629

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Fiscal Year Ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net cash provided by operating activities	$125,000	$31,148	$61,906	$—	$218,054

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	(32,070)	(16,489)	—	(48,559)
Acquisitions, net of cash acquired	—	(3,830)	(32,633)	—	(36,463)
Net cash used by investing activities	—	(35,900)	(49,122)	—	(85,022)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	334,000	—	—	—	334,000
Repayments of long-term debt	(459,000)	(114)	(2,453)	—	(461,567)
Excess tax benefit from share-based compensation	—	248	—	—	248
Net cash used by financing activities	(125,000)	134	(2,453)	—	(127,319)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(666)	—	(666)
Net (decrease) increase in cash and cash equivalents	—	(4,618)	9,665	—	5,047
Cash and cash equivalents, beginning of period	20	37,593	16,834	—	54,447
Cash and cash equivalents, end of period	$20	$32,975	$26,499	$—	$59,494

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

20.   Subsequent Events

On October 1, 2010, the Company acquired Aerial Company, Inc. (“Aerial”), an 82-store professional-only beauty supply chain operating in the Midwestern and northwestern United States, for approximately $79.0 million, subject to certain adjustments. This acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Aerial will be included in the Company’s consolidated financial statements subsequent to the acquisition date. The acquisition was funded with borrowings under our ABL facility in the amount of $78.0 million and with cash from operations.

In October 2010, the Company also entered into certain foreign currency option agreements, including foreign currency put options with an aggregate notional amount of €4.0 million ($5.5 million, at the November 12, 2010 exchange rate) and foreign currency call options with an aggregate notional amount of €8.1 million ($11.1 million, at the November 12, 2010 exchange rate), to manage the exposure to certain non-Euro currencies resulting from Sinelco’s purchases of merchandise from third-party suppliers. These foreign currency options expire ratably through September 15, 2011, are not designated as hedges, and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in the fair value of these derivative instruments (which will be adjusted quarterly) will be recorded in our consolidated statements of earnings.

In November 2010, the Company entered into a new agreement with lenders to replace its ABL facility with a new $400 million, 5-year credit facility (the “new ABL facility”). The new ABL facility contains restrictions and limitations similar to those contained in the prior ABL facility and, similar to the prior ABL facility, borrowings under the new ABL facility are secured by substantially all of our assets. The terms of the new ABL facility include interest rates at Prime plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75% and a commitment fee of 0.50% on the unused portion of the facility.

21.   Quarterly Financial Data (Unaudited)

Certain unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2010 and 2009 is summarized below (in thousands, except per share data):

Fiscal Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010:
Net sales	$704,851	$720,467	$742,975	$747,797
Gross profit	$333,214	$344,284	$360,859	$366,016
Net earnings	$27,361	$35,866	$42,277	$43,125

2009:
Net sales	$645,576	$641,511	$673,337	$676,176
Gross profit	$303,544	$302,112	$317,845	$319,816
Net earnings	$17,207	$25,739	$32,855	$28,927