Form 10-K
period 2011-09-30
SALLY HOLDINGS LLC
filed 2011-11-16
CIK 1385720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐  NO ☒

No voting or non-voting common equity of the registrant was held by non-affiliates of the registrant as of March 31, 2011. As of November 11, 2011, all member units were owned by Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Sally Holdings LLC, which we refer to as Sally Holdings, a limited liability company organized under the laws of the State of Delaware, is a wholly-owned subsidiary of Sally Investment Holdings LLC, which we refer to as Sally Investment, a wholly-owned subsidiary of Sally Beauty Holdings, Inc., which we refer to as Sally Beauty. All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty. All operations of Sally Investment and Sally Beauty are conducted through Sally Holdings and its consolidated subsidiaries. Sally Capital Inc., a Delaware corporation, which we refer to as Sally Capital, is a wholly-owned subsidiary of Sally Holdings and does not have any assets or operations of any kind.

In this Annual Report, references to “Sally Holdings,” “the Company,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Holdings LLC, and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements.

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

•             the success of our internet-based businesses;

•             successfully identifying acquisition candidates and successfully completing desirable acquisitions;

•             integrating businesses acquired in the future;

•             opening and operating new stores profitably;

•             the impact of the health of the economy upon our business;

•             the success of our cost control plans;

•             protecting our intellectual property rights, particularly our trademarks;

•             conducting business outside the United States;

•             disruption in our information technology systems;

•             severe weather, natural disasters or acts of violence or terrorism;

•             the preparedness of our accounting and other management systems to meet financial reporting and other requirements and the upgrade of our existing financial reporting system;

•             we, along with Sally Capital Inc., are holding companies, with no operations of our own, and we depend on our subsidiaries for cash;

•             our substantial indebtedness;

•             the possibility that we may incur substantial additional debt in the future;

•             restrictions and limitations in the agreements and instruments governing our debt;

ii

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

•             the share distribution of Alberto-Culver Company (“Alberto-Culver”) common stock in our separation from Alberto-Culver not constituting a tax-free distribution;

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

iii

PART I

ITEM 1. BUSINESS

Introduction

Sally Holdings LLC is an international specialty retailer and distributor of professional beauty supplies with operations primarily in North America, South America and Europe. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG we sell and distribute beauty products through 4,128 company-owned stores, 181 franchised stores and 1,116 professional distributor sales consultants. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. We have store locations in the United States (including Puerto Rico), Canada, the United Kingdom, Ireland, Belgium, France, Germany, Spain, Chile and Mexico. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,116 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, hair dryers and hair styling appliances, skin and nail care products and other beauty items. Approximately 82%, 82% and 84% of our consolidated net sales for the fiscal years ended September 30, 2011, 2010 and 2009, respectively, were from customers located in the U.S. For the fiscal year ended September 30, 2011, our consolidated net sales were $3,269.1 million.

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

In connection with the Separation Transactions, CDRS Acquisition LLC, or CDRS, and CD&R Parallel Fund VII, L.P., which we refer to as the Parallel Fund and, together with CDRS, the CDR Investors, invested an aggregate of $575.0 million in cash equity in Sally Beauty. CDRS, which, together with the Parallel Fund, at November 11, 2011, owns approximately 35.5% of the outstanding shares of Sally Beauty’s common stock on an undiluted basis, is a Delaware limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., a private investment fund managed by Clayton, Dubilier & Rice, Inc. Also in connection with the Separation Transactions, we and certain of our subsidiaries incurred approximately $1,850.0 million of indebtedness, as more fully described below. Please see “Risk Factors — Risks Relating to Our Substantial Indebtedness” in Item 1A below.

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

Full-Service/Exclusive

This channel exclusively serves salons and salon professionals and distributes “professional-only” products for use in salons and resale to consumers in salons. Many brands are distributed through arrangements with suppliers by geographic territory. BSG is a leading full-service distributor in the U.S.

Open-Line

This channel serves retail consumers and salon professionals through retail stores and the internet. This channel is served by a large number of localized retailers and distributors, with only a few having a regional presence and significant channel share. We believe that Sally Beauty Supply is the only open-line distributor in the U.S. with a national network of retail stores. In addition, Sally Beauty’s website (www.sallybeauty.com) and e-commerce platform provides access to product offerings and information beyond our retail stores.

Direct

This channel focuses on direct sales to salons and salon professionals by large manufacturers. This is the dominant form of distribution in Europe, but represents a smaller channel in the U.S. due to the highly fragmented nature of the U.S. salon industry, which makes direct distribution cost prohibitive for many manufacturers. In addition, we recently began to offer our BSG products for sale to salons and salon professionals through Sally Beauty’s websites (www.cosmoprofbeauty.com and www.ebobdirect.com) and e-commerce platforms.

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

Key Industry and Business Trends

We operate primarily within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in consumer demand for hair color, hair loss prevention and hair styling products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

•             High level of marketplace fragmentation.  The U.S. salon channel is highly fragmented with nearly 250,000 salons and barbershops. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

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

•             Favorable demographic and consumer trends.  We expect the aging baby-boomer population to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends largely on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives in an effort to expand our market reach or to respond to changing consumer preferences. If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer. Please see “Risk Factors — We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand.”

•             International growth strategies. A key element of our growth strategy depends on our ability to capitalize on growth opportunities in the international marketplace and to grow our current level of non-U.S. operations. For example, in December 2009, we acquired Sinelco Group BVBA (“Sinelco”), a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe and, in September 2009, we acquired Distribuidora Intersalon Limitada (“Intersalon”), a distributor of premier beauty supply products then with 16 stores located in Chile. These acquisitions furthered our expansion plans in Europe and Latin America, key targets of Sally Beauty Supply’s international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth targets. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or international organic growth targets may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors —We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks.”

•             Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including the evaluation of opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in the fiscal year 2007, one of our largest suppliers, L’Oreal, moved a material amount of revenue out of our BSG distribution network and into regional distribution networks that compete with BSG. More recently, L’Oreal acquired distributors that compete with BSG in the Midwest, Southeast and West Coast regions of the U.S. and, as a result, L’Oreal directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose further revenue over time due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors —The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

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

•             Economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of professional beauty products sold directly to retail consumers, and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors —The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.”

•             Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our business structure. For example, we recently completed implementation of a $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network which has resulted in annualized cost savings of at least $14.0 million beginning in the fiscal year 2010. Please see “Risk Factors —We are not certain that our ongoing cost control plans will continue to be successful.”

•             Opening new stores.  Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our business, financial condition or results of operations. Please see “Risk Factors —If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected.”

•             Changes to our information technology systems. As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, we are in the process of designing and implementing a standardized enterprise resource planning (“ERP”) system internationally, which we anticipate will be completed over the next few years. In addition, we are currently implementing a point-of-sale system upgrade program in a number of our divisions (primarily in our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see “Risk Factors —We may be adversely affected by any disruption in our information technology systems.”

Business Segments, Geographic Area Information and Seasonality

We operate two business segments: (i) Sally Beauty Supply, an open-line and exclusive-label distributor of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals primarily in North America, Europe, Puerto Rico and South America, and (ii) BSG, including its franchise-based business Armstrong McCall, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories, in North America, Puerto Rico, the United Kingdom and certain other European countries. BSG operates stores under the CosmoProf service mark. BSG also franchises professional beauty supply outlets in the southwest portion of the U.S. and in Mexico, and supplies sub-distributors in Europe. Sally Beauty Supply accounted for approximately 62%, 63% and 64%; and BSG accounted for approximately 38%, 37% and 36% of the Company’s consolidated net sales for the years ended September 30, 2011, 2010 and 2009, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the “Business Segments and Geographic Area Information,” Note 19 of the “Notes to Consolidated Financial Statements” in “Item 8 — Financial Statements and Supplementary Data” contained elsewhere in this Annual Report.

Neither the sales nor the product assortment for Sally Beauty Supply or BSG are generally seasonal in nature.

Sally Beauty Supply

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2011, Sally Beauty Supply operated 3,133 company-operated retail stores, 2,509 of which are located in the U.S., with the remaining 624 company-operated stores located in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany and Spain. Sally Beauty Supply also supplied 25 franchised stores located outside the U.S. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 5,000 and 8,000 stock keeping units, or SKUs, (in the U.S. and Canada) of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. We believe that Sally Beauty Supply has differentiated itself from its competitors through its customer value proposition, attractive pricing, extensive selection of leading third-party branded and exclusive-label products, a broad ethnic product selection, knowledgeable sales associates and convenient store locations.

Store Design and Operations

Sally Beauty Supply stores are designed to create an appealing shopping environment that embraces the retail consumer and salon professional and highlights its extensive product offering. Sally Beauty Supply’s U.S. and Canadian stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Generally, Sally Beauty Supply stores in the U.S. and Canada follow a consistent format, allowing customers familiarity between Sally Beauty Supply locations. Store formats for Sally Beauty Supply outside the U.S. and Canada vary by marketplace.

Sally Beauty Supply stores are segmented into distinctive areas arranged by product type with signs allowing its customers to easily navigate through its stores. Sally Beauty Supply seeks to stimulate cross-selling and impulse buying through strategic product placement and use of displays to highlight new products and key promotional items.

Merchandise

Sally Beauty Supply stores carry a broad selection of branded and exclusive-label professional beauty supplies. Sally Beauty Supply manages each category by product and by SKU and uses centrally developed planoguides to maintain a consistent merchandise presentation across its store base (primarily in the U.S. and Canada). Through its information systems, Sally Beauty Supply actively monitors each store’s performance by category, allowing it to maintain consistently high levels of in-stock merchandise. We believe Sally Beauty Supply’s tailored merchandise strategy enables it to meet local demands and helps drive traffic in its stores. Additionally, its information systems enable it to track and automatically replenish inventory levels, generally on a weekly basis, primarily in the U.S.

In addition, Sally Beauty Supply offers a comprehensive ethnic product selection with specific appeal to African-American and Hispanic customers. Its ethnic product offerings are tailored by store based on market demographics and category performance. For example, sales of products targeted for these customers averaged approximately 9.0% of net sales in Sally Beauty Supply’s U.S. stores during the past three years. We believe the wide selection of ethnic products available in Sally Beauty Supply stores is unique and differentiates its stores from its competition. Sally Beauty Supply also aims to position itself to be competitive in price, but not a discount leader.

Sally Beauty Supply’s pricing strategy is differentiated by customer segment. Professional salon customers are generally entitled to a price lower than that received by retail customers. However, Sally Beauty Supply does offer discounts to retail customers through its customer loyalty program (please see Marketing and Advertising below).

Leading Third-Party Branded Products

Sally Beauty Supply offers an extensive selection of hair care products, nail care products, beauty sundries and appliances from leading third-party brands such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. We believe that carrying a broad selection of the latest premier branded merchandise is critical to maintaining long-term relationships with our customers. The merchandise Sally Beauty Supply carries includes products from one or more of the leading manufacturers in each category. Sally Beauty Supply’s objective is not only to carry leading brands, but also to carry a full range of branded and exclusive-label products within each category. As hair trends continue to evolve, we expect to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

Exclusive-Label Products

Sally Beauty Supply offers a broad range of exclusive-label products. We believe exclusive-label products provide customers with an attractive alternative to higher-priced leading third-party brands. Exclusive-label products accounted for approximately 44% of Sally Beauty Supply’s product sales in the U.S. during the 2011 fiscal year. Generally, the exclusive-label brands have higher gross margins than the leading third-party branded products, and we believe this area offers continued potential growth. Sally Beauty Supply maintains exclusive-label products in a number of categories including hair care, small electrical appliances and salon products. Sally Beauty Supply actively promotes its exclusive-label brands through in-store promotions, print advertising and direct shopping guides. We believe our customers perceive our exclusive-label products to be comparable in quality and name recognition to leading third-party branded products.

The following table sets forth the approximate percentage of Sally Beauty Supply’s sales by merchandise category:

	Fiscal Year Ended September 30,
	2011	2010	2009
Hair color	22.5%	22.7%	22.8%
Hair care	21.3%	20.7%	19.7%
Skin and nail care	15.2%	14.2%	13.0%
Brushes, cutlery and accessories	14.5%	15.1%	15.6%
Electrical appliances	10.6%	11.8%	11.9%
Ethnic products	7.9%	8.1%	8.7%
Other beauty items	8.0%	7.4%	8.3%
Total	100.0%	100.0%	100.0%

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

Sally Beauty Supply’s customer loyalty and marketing programs, primarily in the U.S. and Canada, allow Sally Beauty Supply to collect point-of-sale customer data and increase our understanding of customers’ needs. The Sally “Beauty Club” is a loyalty program for customers who are not salon professionals. Beauty Club members, after paying a nominal annual fee, are eligible to receive a special, discounted price on almost every non-sale item. Members are also eligible to receive special Beauty Club e-mail newsletters and exclusive direct mail flyers that contain additional savings, beauty tips, new product information and coupons. In addition, the “ProCard” is a marketing program for licensed salon professionals. ProCard members are eligible to receive discounts on all beauty products sold at Sally Beauty Supply stores. We believe these programs are effective in developing and maintaining customer relationships. Outside the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

Store Locations

Sally Beauty Supply selects geographic areas and store sites on the basis of demographic information, the quality and nature of neighboring tenants, store visibility and location accessibility. Sally Beauty Supply seeks to locate stores primarily in strip malls, which are occupied by other high traffic retailers including grocery stores, mass merchants and home centers.

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

The following table provides a history of Sally Beauty Supply’s store count (including franchised stores) during the last five fiscal years:

	Fiscal Year Ended September 30,
	2011	2010	2009	2008	2007
Stores open at beginning of period	3,032	2,923	2,844	2,694	2,511
Net store openings during period	126	108	60	110	83
Stores acquired during period	—	1	19	40	100
Stores open at end of period	3,158	3,032	2,923	2,844	2,694

Beauty Systems Group

We believe that BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of September 30, 2011, BSG had 995 company-operated stores, supplied 156 franchised stores and had a sales force of approximately 1,116 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. Through its large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel.

Store Design and Operations

BSG stores are designed to create a professional shopping environment that embraces the salon professional and highlights its extensive product offering. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. BSG store layouts are designed to provide optimal variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type with certain areas dedicated to leading third-party brands; such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and TIGI®. The selection of these and other brands varies by territory.

Professional Distributor Sales Consultants

BSG has a network of approximately 1,116 professional distributor sales consultants (“DSC” or “DSCs”), which exclusively serve salons and salon professionals. The following table sets forth the number of consultants in the BSG network during the last five fiscal years:

	Fiscal Year Ended September 30,
	2011	2010	2009	2008	2007
Professional distributor sales consultants(a)	1,116	1,051	1,022	984	1,002

(a)          Includes 411, 395, 300, 328 and 317 distributor sales consultants of our Armstrong McCall franchisees at September 30, 2011, 2010, 2009, 2008 and 2007, respectively.

The increase in the number of DSCs in the fiscal year 2011 reflects approximately 70 distributor sales consultants employed by Aerial Company, Inc. (“Aerial”) prior to the Company’s acquisition of Aerial in October 2010. The increase in the number of DSCs in the fiscal year 2009 reflects approximately 90 distributor sales consultants employed by Schoeneman Beauty Supply, Inc. (“Schoeneman”) prior to the Company’s acquisition of Schoeneman in September 2009.

In order to provide a knowledgeable sales consultant team, BSG actively recruits individuals with industry knowledge or sales experience, as we believe that new sales consultants with either broad knowledge about the products or direct sales experience will be more successful.

BSG provides training to new sales consultants beginning with a two-week training program, followed by a program of continuing media-based training, delivered through audio, video and web-based e-learning. The program is designed to develop product knowledge as well as techniques on how best to serve salon professionals. In addition to selling professional beauty products, these sales consultants offer in-salon training for professionals and owners in areas such as new styles, techniques and business practices.

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

The following table sets forth the approximate percentage of BSG sales attributable by distribution channel:

	Fiscal Year Ended September 30,
	2011	2010
Company-operated retail stores	62.9%	61.5%
Professional distributor sales consultants (full-service)	27.4%	27.8%
Franchise stores	9.7%	10.7%
Total	100.0%	100.0%

Merchandise

BSG stores carry a broad selection of third-party branded products, ranging between 5,000 and 10,000 SKUs of beauty products, including hair color and care, skin and nail care, beauty sundries and electrical appliances and other beauty items. Some products are available in bulk packaging for higher volume salon needs. Through BSG’s information systems, each store’s product performance is actively monitored, allowing maintenance of an optimal merchandise mix. Additionally, BSG’s information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain high levels of product in stock. Although BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional. Certain BSG products are sold under exclusive arrangements with suppliers, whereby BSG is designated the sole distributor for a specific brand name within certain geographic territories. We believe that carrying a broad selection of branded merchandise is critical to maintaining relationships with our professional customers.

The following table sets forth the approximate percentage of BSG’s sales attributable by merchandise category:

	Fiscal Year Ended September 30,
	2011	2010	2009
Hair care	37.0%	37.1%	38.5%
Hair color	29.6%	29.6%	28.4%
Promotional items(a)	12.9%	13.2%	12.5%
Skin and nail care	9.7%	8.1%	7.7%
Electrical appliances	4.3%	4.5%	4.9%
Other beauty items	6.5%	7.5%	8.0%
Total	100.0%	100.0%	100.0%

(a)           Promotional items consist of sales from other categories that are sold on a value-priced basis.

Marketing and Advertising

BSG’s marketing program is designed primarily to promote its extensive selection of brand name products at competitive prices. BSG distributes at its stores and mails to its salon and salon professional customers, multi-page color shopping guides that highlight promotional products. In addition, BSG communicates with its customers and distributes promotional material via e-mail, Facebook and Twitter. Some BSG stores also host monthly manufacturer-sponsored classes for customers. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, are educated on new products and beauty trends. We believe these classes increase brand awareness and potentially drive sales in BSG stores.

Store Locations

BSG stores are primarily located in secondary strip shopping centers. Although BSG stores are located in visible and convenient locations, salon professionals are generally less sensitive about store location than Sally Beauty Supply customers.

The following table provides a history of BSG’s store count (including franchised stores) during the last five fiscal years:

	Fiscal Year Ended September 30,
	2011	2010	2009	2008	2007
Stores open at beginning of period	1,027	991	929	874	828
Net store openings during period	39	36	16	44	46
Stores acquired during period (a)	85	—	46	11	—
Stores open at end of period	1,151	1,027	991	929	874

(a)

Stores acquired in the fiscal year 2011 include 82 stores owned by Aerial prior to the Company’s acquisition of Aerial in October 2010. Stores acquired in the fiscal year 2009 include 43 stores owned by Schoeneman prior to the Company’s acquisition of Schoeneman in September 2009.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and contribute to our success:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

We believe that Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading channel positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply marketplace, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. In the U.S. and Puerto Rico, we offer up to 8,000 and 10,000 SKUs in Sally Beauty Supply (in our stores and online) and BSG stores, respectively, to a broad potential customer base that includes retail consumers, salons and barbershops in the U.S.

Differentiated Customer Value Proposition

We believe that our stores have a competitive advantage over those of our competitors due to our stores’ convenient location, broad selection of professional beauty products (including leading third-party branded and exclusive-label merchandise), high levels of in-stock merchandise, knowledgeable salespeople and competitive pricing. Our merchandise mix includes a comprehensive ethnic product selection, which is tailored by store based on market demographics and category performance. We believe that the wide selection of these products at our stores further differentiates Sally Beauty Supply from its competitors. In addition, as discussed above, Sally Beauty Supply also offers a customer loyalty program called the Beauty Club, whereby members receive special, member discounts on products and are eligible for Beauty Club e-mail newsletters and exclusive direct mail flyers with additional promotional offerings, beauty tips and new product information for a nominal annual membership fee. Our BSG professional distributor sales consultants benefit from their customers having access to the BSG store systems as customers have the ability to pick up the products they need between sales visits from professional distributor sales consultants. We believe that our differentiated customer value proposition and strong brands drive customer loyalty and high repeat traffic, contributing to our consistent historical financial performance.

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending on the local economic conditions. Sally Beauty Supply stores average approximately 1,700 square feet and BSG stores average approximately 2,700 square feet in size in the U.S. and Canada. In the U.S., our stores are typically located within strip shopping centers. Strong average sales per square foot combined with minimal staffing requirements, low rent expense and limited initial capital outlay typically result in positive contribution margins within a few months of opening, and cash payback on investment within approximately two years. Due to such attractive investment returns and relatively high operating profit contributions per store, during the past five fiscal years Sally Beauty Supply and BSG have opened an aggregate of 487 and 181 net new stores, respectively, excluding the effect of acquisitions. Outside the U.S. and Canada, our store format, sizes and capital requirements vary by marketplace, but we believe these stores also generate compelling unit economics.

Consistent Financial Performance

We have a proven track record of strong growth and consistent profitability due to superior operating performance, new store openings and strategic acquisitions. Over the past five fiscal years, our consolidated same store sales growth has been positive in each year and has averaged nearly 4.0%, as set forth in the following table:

	Fiscal Year Ended September 30,
Same store sales growth (a)	2011	2010	2009	2008	2007
Sally Beauty Supply	6.3%	4.1%	2.1%	1.2%	2.7%
Beauty Systems Group	5.5%	6.2%	1.0%	6.9%	10.1%
Consolidated	6.1%	4.6%	1.8%	2.6%	4.5%

(a)

Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales are calculated in constant dollars and include internet-based sales (beginning in fiscal year 2009) and store expansions, if applicable, but do not generally include the sales from stores relocated until at least 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until at least 14 months after the acquisition.

Experienced Management Team with a Proven Track Record

Our senior management team, which includes the management team of Sally Beauty led by President and Chief Executive Officer Gary Winterhalter, averages 24 years of beauty industry experience and possesses a unique combination of management skills and experience in the beauty supply market. Our team also has a strong track record of successfully identifying and integrating acquisitions, which continues to be an important part of our overall strategy.

Our Strategy

We believe there are significant opportunities to increase our sales and profitability through the further implementation of our operating strategy and by growing our store base in existing and contiguous marketplaces, both organically and through strategic acquisitions. Key elements of our growth strategy are to:

Increase Sales Productivity of Our Stores

We intend to grow same store sales by focusing on improving our merchandise mix and introducing new products. In addition, we plan to tailor our marketing, advertising and promotions to attract new customers and increase sales with existing customers. We plan to continue to enhance our customer loyalty programs, which allow us to collect point-of-sale customer data and increase our understanding of customers’ needs. Our exclusive-label products are competitive with leading third-party branded merchandise, draw traffic to our stores and increase customer loyalty.

Expand Our Store Base

During the past five fiscal years, Sally Beauty Supply and BSG have opened an aggregate of 487 and 181 net new stores, respectively, excluding the effect of acquisitions. Because of the limited initial capital outlay, rapid payback, and attractive return on capital, we intend to continue to expand our store base.  In the fiscal year 2011, we opened 126 and 39 Sally Beauty Supply stores and BSG stores, respectively, excluding the effect of acquisitions. We believe there are growth opportunities for additional stores in North America, Europe and Central and South America. We expect new store openings in existing and new areas to be an important aspect of our future growth opportunities, and intend to continue our annual organic store growth between 4% and 5% of our total stores for the foreseeable future.

Grow Internationally

International sales represent 21% of Sally Beauty Supply’s net sales and we believe there is a significant opportunity for future growth in certain international geographic areas. As of September 30, 2011, we operated 679 international company-owned stores and 55 international franchise stores across nine countries outside the United States: Canada, the United Kingdom, Ireland, Belgium, France, Germany, Spain, Chile and Mexico. We believe our platform provides us with the foundation to continue to expand internationally. In particular, we are currently focused on growing our business in Europe and Central and South America.

Increase Operating Efficiency and Profitability

We believe there are opportunities to increase the profitability of operations by growing our exclusive-label brands, improving sourcing, shifting customer mix, continuing our cost-cutting initiatives, particularly at BSG, and by further expanding our internet channel. We continue to develop and promote our higher margin exclusive-label products and increase exclusive product sales, which increases our gross margins and operating results. Over the past few years, we have undertaken a full review of our merchandise procurement strategy. This initiative is intended to identify lower-cost alternative sources of supply in certain product categories from countries with lower manufacturing costs. We continue to focus on changing our customer mix by increasing the percentage of retail customers within our stores at Sally Beauty Supply. At BSG, we have completed numerous projects, including a re-branding initiative that repositioned the vast majority of our North American company-operated stores under a common name and store identity, CosmoProf, which we believe has improved brand consistency, saved on advertising and promotional costs and allowed for a more focused marketing strategy. Recently, we completed a $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network.

We also offer between 5,000 and 8,000 SKUs of our Sally Beauty Supply products for sale through Sally Beauty’s website (www.sallybeauty.com) and have recently begun to offer between 10,000 and 12,000 SKUs of our BSG products for sale principally through Sally Beauty’s websites (www.cosmoprofbeauty.com and www.ebobdirect.com). We expect electronic commerce, or e-commerce, will increasingly lead to additional higher margin sales for both business segments as a result of the incremental operating expenses (including rent and other occupancy expenses, payroll, and shipping and handling expenses) associated with traditional brick-and-mortar stores. Please see “Risk Factors — Our internet-based business may be unsuccessful or may cause internal channel conflict.”

Pursue Strategic Acquisitions and New Territories for Organic Growth

We have completed more than 35 acquisitions during the last 10 years. We believe our experience in identifying attractive acquisition targets, our proven integration process and our highly scalable infrastructure have created a strong platform for potential future acquisitions. Recent acquisitions have included:

•      In October 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern United States.

•      In March 2010, we acquired certain assets and the business of a former exclusive distributor of John Paul Mitchell Systems beauty products with sales primarily in south Florida and certain islands in the Caribbean.

•      In December 2009, we acquired Sinelco, a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe.

•      In September 2009, we acquired Schoeneman, a 43-store beauty supply chain located in the central northeast United States.

•      In September 2009, we acquired Intersalon, a leading distributor of premier beauty supply products with 16 stores located in Chile.

•      In May 2008, we acquired Pro-Duo NV (“Pro-Duo”), a cash and carry retailer of both professional and retail hair products with 40 stores located primarily in Belgium, France and Spain.

We intend to continue to identify and evaluate acquisition targets and organic growth targets both domestically and internationally, with a focus on expanding our exclusive BSG territories and allowing Sally Beauty Supply to enter new geographic areas principally outside the U.S. Please see “Risk Factors — We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions.”

Competition

Although there are a limited number of sizable direct competitors to our business, the beauty industry is highly competitive. In each geographic area in which we operate, we experience competition from domestic and international businesses often with more resources, including mass merchandisers, drug stores, supermarkets and other chains offering similar or substitute beauty products at comparable prices. Our business also faces competition from department stores. In addition, our business competes with local and regional open-line beauty supply stores and full-service distributors selling directly to salons and salon professionals through both professional distributor sales consultants and outlets open only to salons and salon professionals. Our business also faces increasing competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or align themselves with our competitors. Some of these manufacturers are vertically integrating through the acquisition of distributors and stores. In addition, these manufacturers may acquire additional brands that we currently distribute and attempt to shift these products to their own distribution channels. Our business also faces competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” for additional information about our competition.

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

Relationships with Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2011, our five largest suppliers, The Procter & Gamble Company, or P&G, the Professional Products Division of L’Oreal USA S/D, Inc., or L’Oreal, Conair Corporation, John Paul Mitchell Systems and Shiseido Cosmetics (America) Limited, accounted for approximately 42% of our consolidated merchandise purchases. Products are purchased from these and many other manufacturers on an at-will basis or under contracts which can be terminated without cause upon 90 days notice or less or expire without express rights of renewal. Such manufacturers could discontinue sales to us at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to us, there could be a material adverse effect on our business and results of operations.

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

Distribution

As of September 30, 2011, we operated mainly through 17 distribution centers, eight of which serviced Sally Beauty Supply and nine of which serviced BSG. We recently completed implementation of a comprehensive optimization program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network. Total capital expenditures for this program were approximately $22.0 million and certain related expenses were approximately $5.0 million. This program has resulted in annualized cost savings of at least $14.0 million beginning in the fiscal year 2010.

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

Employees

In our domestic and foreign operations, we had approximately 24,615 employees as of September 30, 2011; consisting of approximately 7,040 salaried, 4,935 hourly and 12,640 part-time employees. We had approximately 22,900 employees as of September 30, 2010; consisting of approximately 6,730 salaried, 4,670 hourly and 11,500 part-time employees. Part-time employees are used to supplement schedules, particularly in North America.

Certain subsidiaries in Mexico have collective bargaining agreements covering warehouse and store personnel which expire at various times over the next several years. We believe that we have good relationships with our employees worldwide.

Regulation

We are subject to a wide variety of laws and regulations, which historically have not had a material effect on our business. For example, in the U.S., most of the products sold and the content and methods of advertising and marketing utilized are regulated by a host of federal agencies, including, in each case, one or more of the following: the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, and the Consumer Products Safety Commission. The transportation and disposal of many of our products are also subject to federal regulation. State and local agencies regulate many aspects of our business. In marketplaces outside of the U.S., regulation is also comprehensive and focused upon product labeling and safety issues.

As of September 30, 2011, Sally Beauty Supply supplied 25 and BSG supplied 156 franchised stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries in which we operate. Together with our subsidiaries, we own over 280 trademark registrations in the U.S., and over 980 trademark registrations outside the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws and confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10 or 15 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product.

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

The beauty products distribution industry is highly fragmented, and there are few significant barriers to entry into the marketplaces for most of the types of products and services we sell. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers as well as e-commerce retailers offering professional salon-only and other products. The availability of diverted professional salon products in unauthorized large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase branded and exclusive-label products from manufacturers, the quality, perceived value, consumer brand name recognition, packaging and mix of the products we sell, customer service, the efficiency of our distribution network, and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices in efforts to retain business or marketplace share. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

In addition, our industry is consolidating, which may give our competitors increased negotiating leverage with suppliers and greater marketing resources, resulting in a more effective ability to compete with us. For instance, we may lose customers if those competitors which have broad geographic reach attract additional salons (individual and chain) that are currently BSG customers, or if professional beauty supply manufacturers align themselves with our competitors. For example, BSG’s largest supplier, L’Oreal, has been able to shift a material amount of revenue out of the BSG nationwide distribution network and into its own competitive regional distribution networks. L’Oreal has also acquired one manufacturer (that does not currently do business with BSG) and distributors which compete directly with BSG in the southeastern U.S., the midwestern U.S. and the west coast of the U.S. As a result, L’Oreal directly competes with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. If L’Oreal (or another direct competitor) were to acquire or otherwise merge with another manufacturer which conducts business with BSG, we could lose that revenue as well. Not only does consolidation in distribution pose risks from competing distributors, but it may also place more leverage in the hands of those manufacturers to negotiate smaller margins on products sold through our network.

If we are unable to compete effectively in our marketplace or if competitors divert our customers away from our networks, it would adversely impact our business, financial condition and results of operations.

We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand.

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for specific beauty products. If we do not timely identify and properly respond to evolving trends and consumer demands in the marketplace for beauty products and changing consumer demands our sales may decline significantly and we may be required to mark down unsold inventory to prices which can be significantly lower than normal prices, which would adversely impact our margins and could adversely impact our business, financial condition and results of operations. In addition, we depend on our inventory management and information technology systems in order to replenish inventories and deliver products to store locations in response to customer demands. Any systems-related problems could result in difficulties satisfying the demands of customers which, in turn, could adversely affect our sales and profitability.

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

•                              the effect of our integration of acquired businesses and stores over time;

•                              the varying cost and profitability of new stores opened in the U.S. and in foreign countries;

•                              a portion of a typical new store’s sales (or sales we make over the internet channel) coming from customers who previously shopped at other existing stores;

•                              expenditures on our distribution system;

•                              the timing and effectiveness of our marketing activities, particularly our Sally Beauty Club and ProCard promotions;

•                              seasonal fluctuations due to weather conditions;

•                              the level of sales made through our internet channels;

•                              actions by our existing or new competitors;

•                              fluctuations over time in the cost to us of products we sell; and

•                              worldwide economic conditions and, in particular, the retail sales environment in the U.S.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may not continue to increase at the same rates as we have recently experienced and may even decrease, which could have a material adverse effect on our business, financial condition and results of operations.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture any products we sell, and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. During the fiscal year 2011, our five largest suppliers were Procter & Gamble Co., or P&G, the Professional Products Division of L’Oreal USA S/D, Inc., or L’Oreal, Conair Corporation, John Paul Mitchell Systems and Shiseido Cosmetics (America) Limited and accounted for approximately 42% of our consolidated merchandise purchases. In addition, BSG’s largest supplier, L’Oreal, represented approximately 16% of BSG’s merchandise purchases during the fiscal year 2011.

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

As discussed above, L’Oreal directly competes with BSG, and there can be no assurance that there will not be revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. For example, L’Oreal could attempt to terminate our contracts to carry certain of their products in BSG stores, which accounted for approximately $108.0 million in U.S. sales for the fiscal year 2011 and expire in 2012. Therefore, there can be no assurance that the impact of these developments, if they were to occur, will not adversely impact revenue to a greater degree than we currently expect or that our efforts to mitigate the impact of these developments will be successful. If the impact of these developments is greater than we expect or our efforts to mitigate the impact of these developments are not successful, this could have a material adverse effect on our business, financial condition or results of operations.

Although we plan to mitigate the negative effects resulting from potential unfavorable changes in our relationships with suppliers, such as L’Oreal, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights.

Any significant interruption in the supply of products by manufacturers and fillers could disrupt our ability to deliver merchandise to our stores and customers in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

Manufacturers and exclusive-label fillers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including inability to procure ingredients, industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, and licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which neither they nor we have control. In addition, our operating results depend to some extent on the orderly operation of our receiving and distribution processes, which depend on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity.

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

We do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or exclusive-label filler before we offer such product for resale. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding whether such products have been manufactured in accordance with applicable governmental regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective.

Any actual defects or allegations of defects in products sold by us could result in adverse publicity and harm our credibility or the credibility of the manufacturer, which could adversely affect our business, financial condition and results of operations. Although we may have indemnification rights against the manufacturers of many of the products we distribute and rights as an “additional insured” under the manufacturers’ insurance policies, it is not certain that any manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us. Further, some types of actions and penalties, including many actions or penalties imposed by governmental agencies and punitive damages awards, may not be remediable through reliance on indemnity agreements or insurance. Furthermore, potential product liability claims may exceed the amount of indemnity or insurance coverage or be excluded under the terms of an indemnity agreement or insurance policy and claims for indemnity or reimbursement by us may require us to expend significant resources and may take years to resolve. If we are forced to expend significant resources and time to resolve such claims or to pay material amounts to satisfy such claims, it could have an adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we do not comply with laws and regulations or if we become subject to additional or more stringent laws and regulations.

We are subject to a number of federal, state and local laws and regulations in the U.S., as well as applicable laws and regulations in each foreign marketplace in which we do business. These laws and regulations govern the composition, packaging, labeling and safety of the products we sell, as well as the methods we use to sell and import these products. Non-compliance with applicable laws and regulations of governmental authorities, including the FDA and similar authorities in other jurisdictions, by us or the manufacturers and fillers of the products sold by us could result in fines, product recalls and enforcement actions, and otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. The laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. Continued legal compliance could require the review and possible reformulation or relabeling of certain products, as well as the possible removal of some products from the marketplace. Legal compliance could also lead to considerably higher internal regulatory costs. Manufacturers may try to recover some or all of any increased costs of compliance by increasing the prices at which we purchase products, and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws and regulations that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition and results of operations.

Laws and regulations impact our business in many areas that have no direct relation to the products we sell. For example, as a reporting company, we are subject to a number of laws and regulations related to the disclosure of financial and other information about us, as well as the issuance and sale of our debt instruments. Another area of intense regulation is that of the relationships we have with our employees, including compliance with many different wage and hour and nondiscrimination related regulatory schemes. Violation of any of the laws or regulations governing our business or the assertion of individual or class-wide claims could have an adverse effect on our business, financial condition and results of operations.

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

BSG receives revenue from products purchased by Armstrong McCall franchisees. Accordingly, a portion of BSG’s financial results is to an extent dependent upon the operational and financial success of these franchisees, including their implementation of BSG’s strategic plans. If sales trends or economic conditions worsen for Armstrong McCall’s franchisees, their financial results may worsen. Additionally, the failure of Armstrong McCall franchisees to renew their franchise agreements, any requirement that Armstrong McCall restructure its franchise agreements in connection with such renewals, or any failure of Armstrong McCall to meet its obligations under its franchise agreements, could result in decreased revenues for BSG or create legal issues with our franchisees or with manufacturers.

Our internet-based business may be unsuccessful or may cause internal channel conflict.

We offer many of our beauty products for sale through Sally Beauty’s websites in the U.S. (such as www.sallybeauty.com, www.cosmoprofbeauty.com and www.ebobdirect.com) and abroad. Therefore, we encounter risks and difficulties frequently experienced in internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, Sally Beauty’s websites and our software and other related operational systems. In addition, our internet-based business may reduce the financial performance of our Sally Beauty Supply and other stores. For example, customers may choose to shop online rather than purchasing products from our Sally Beauty Supply stores. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, conflicts between these offerings could create issues that have the potential to adversely affect our results of operations. For example, such conflict could cause some of our current or potential internet customers to consider competing distributors of beauty products. These events could have an adverse effect on our business, financial condition and results of operations.

We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions.

In the past several years, we have completed multiple acquisitions and we intend to pursue additional acquisitions in the future. We actively review acquisition prospects which would complement our existing lines of business, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will continue to identify suitable acquisition candidates.

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

•                              complying with foreign regulatory requirements, including multi-jurisdictional competition rules and restrictions on trade/imports;

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

In addition, as we continue to open new stores, our management, as well as our financial, distribution and information systems, and other resources will be subject to greater demands. If our personnel and systems are unable to successfully manage this increased burden, our results of operations may be materially affected.

The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and internationally. Concerns over inflation, employment, energy costs, geopolitical issues, terrorism, the availability and cost of credit, the mortgage market, sovereign and private banking systems, sovereign deficits and increasing debt burdens and the real estate and other financial markets in the U.S. and Europe have contributed to increased volatility and diminished expectations for the U.S. and certain foreign economies. We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items such as beauty products, as well as adversely impact the frequency of salon services performed by professionals using products purchased from us. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit and consumer confidence in future economic conditions. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected and we could experience lower than expected net sales. In addition, a reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with unsold inventory. The economic climate could also adversely affect our vendors. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We are not certain that our ongoing cost control plans will continue to be successful.

Our business strategy substantially depends on continuing to control or reduce operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs, some of which are complicated and require us to expend significant resources to implement. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to capitalize on growth in new international marketplaces and to grow or maintain our current level of operations in our existing international marketplaces is subject to risks associated with our international operations. These risks include: unexpected changes in regulatory requirements, trade barriers to some international marketplaces, economic and foreign currency fluctuations, potential difficulties in enforcing contracts, increasing levels of violence or terrorism, an inability to properly protect assets (including intellectual property), an inability to collect receivables, potential tax liabilities associated with repatriating funds from foreign operations and difficulties and costs of staffing, managing and accounting for foreign operations.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events (caused by us, by our service providers or others) or by computer viruses, physical or electronic break-ins and similar disruptions affecting the internet. Such delays, problems or costs may have a material adverse effect on our business, financial condition and results of operations.

As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure while maintaining their reliability and integrity. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. For example, we are in the process of designing and implementing a standardized ERP system internationally over the next few years. In addition, we are currently implementing new point-of-sale systems in a number of our divisions, which we anticipate will provide significant benefits, including enhanced tracking of customer sales. These and any other required upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in meeting implementation objectives. Many of our systems are proprietary, and as a result our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, or the impact on the reliability of our data from any upgrade or any legacy system, will not have a material adverse effect on our business, financial condition or results of operations.

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

Sally Beauty, as a publicly-traded company, is directly subject to reporting and other obligations under the Exchange Act and other federal securities regulations, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, as a result of the registered exchange offers for our senior notes and our senior subordinated notes completed in July of 2007, which we collectively refer to as the Notes, we are also directly subject to reporting and other obligations under the Exchange Act. These obligations place significant demands on the management, administrative and operational resources, including accounting resources, of Sally Beauty, us and our subsidiaries. As reporting companies, Sally Beauty and Sally Holdings incur significant legal, accounting and other expenses. We also have significant compliance costs under SEC and New York Stock Exchange rules and regulations.

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

To comply with these requirements, Sally Beauty, Sally Holdings and our subsidiaries are continuously upgrading our systems, including information technology systems, and implementing additional financial and management controls and disclosure processes, reporting systems and procedures. These and any other modifications to our financial and management controls and disclosure processes, reporting systems, information technology systems and procedures under the financial reporting requirements and other rules that apply to us and Sally Beauty, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with the requirements. There can be no assurance that the time and resources our management will need to devote to the requirements, any delays due to the installation of any upgrade, any resulting service outages, and any impact on the reliability of our data from an upgrade will not have a material adverse effect on our business, financial condition or results of operations.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends to Sally Beauty is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure you that the cash flow and earnings of our operating subsidiaries will be adequate for our subsidiaries to service our and their debt obligations. If our subsidiaries do not generate sufficient cash flow from operations to satisfy our and their obligations, we may have to: undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. We cannot assure you that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

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

In connection with the Separation Transactions, together with certain of our subsidiaries, we incurred approximately $1,850.0 million in debt. As of September 30, 2011, we had an aggregate principal amount of approximately $1,413.1 million, including capital lease obligations, of outstanding debt, and a total debt to equity ratio of —5.02:1.00.

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

•                              restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, which could limit our ability to make required payments on our debt;

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2011, our senior credit facilities provided us commitments for additional borrowings of up to approximately $366.5 million under the asset-backed senior secured loan (or ABL)

facility, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations. In addition, the agreements governing our senior credit facilities as well as the indentures governing our senior notes and senior subordinated notes, which we refer to collectively as the Notes, do not prevent us from incurring obligations that do not constitute indebtedness.

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

The ABL credit facility contains covenants that, among other things, restrict our and our subsidiaries’ ability to:

•                  change their line of business;

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

•                  change our or our direct parent’s fiscal year; and

•                  create or incur negative pledges.

The Term Loans contain a requirement that we not exceed a maximum ratio of net senior secured debt to consolidated EBITDA (as those terms are defined in the relevant credit agreement). In addition, if we fail to maintain a specified minimum level of borrowing capacity under the ABL credit facility, we will then be obligated to maintain a specified fixed-charge coverage ratio. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

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

The following discussion describes the risk that the share distribution of Alberto-Culver common stock in the Separation Transactions may have triggered significant tax liabilities for Sally Beauty, our ultimate parent company, which could result in a material adverse effect on us. Since we have been a member of Sally Beauty’s consolidated group of companies for U.S. federal income tax purposes and certain state tax purposes during the taxable year of the share distribution of Alberto-Culver common stock, we (and other Sally Beauty subsidiaries that were also members of such group) will generally be liable for the income tax liability of Sally Beauty’s consolidated group of companies for that tax year. Therefore, if Sally Beauty incurred significant income tax liability as a result of the share distribution of Alberto-Culver common stock and was unable to pay these taxes, we could be liable for such taxes to the taxing authorities. In connection with the share distribution of Alberto-Culver common stock in the separation, Sally Beauty received: (i) a private letter ruling from the Internal Revenue Service, or IRS, and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. The private letter ruling and the opinion of counsel were based, in part, on assumptions and representations as to factual matters made by, among others, Alberto-Culver, Sally Beauty and representatives of Mrs. Carol L. Bernick, Mr. Leonard H. Lavin and certain of Sally Beauty’s other stockholders whom we refer to as the Lavin family stockholders, as requested by the IRS or counsel, which, if incorrect, could jeopardize the conclusions reached by the IRS and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the IRS to raise such issues upon a subsequent audit. Opinions of counsel neither bind the IRS or any court, nor preclude the IRS from adopting a contrary position.

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

The CDR Investors own a significant percentage of Sally Beauty’s common stock which may discourage third party acquisitions of Sally Beauty at a premium, and the interests of the CDR Investors may differ from the interests of other holders of Sally Beauty’s common stock.

The CDR Investors currently own approximately 35.5%, in the aggregate on an undiluted basis, of the outstanding shares of Sally Beauty’s common stock. Pursuant to the stockholders agreement entered into by Sally Beauty, the CDR Investors and certain other stockholders, which we refer to as the Stockholders Agreement, CDRS currently has the right to designate four of Sally Beauty’s eleven directors. CDRS’ right to nominate a certain number of directors will continue so long as it owns specified percentages of Sally Beauty’s common stock. So long as the CDR Investors continue to have influence over the election of Sally Beauty’s directors or directly or indirectly own a significant percentage of the outstanding shares of Sally Beauty’s common stock, the CDR Investors will continue to be able to strongly influence Sally Beauty’s decisions. The CDR Investors’ ownership of Sally Beauty’s common stock and their ability to influence Sally Beauty’s decisions may have the effect of discouraging offers to acquire control of Sally Beauty and may preclude holders of its common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of Sally Beauty. Furthermore, the interests of the CDR Investors may differ from those of other holders of Sally Beauty’s common stock in material respects. For example, the CDR Investors may have an interest in pursuing acquisitions, divestitures, financings, re-financings, stockholder dividends or other transactions that, in their judgment, could enhance their overall equity portfolio or the short-term value of their investment in Sally Beauty, even though such transactions might involve substantial risks to other holders of Sally Beauty’s common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our store and warehouse locations are leased and our corporate headquarters and five warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2011:

	Sally Beauty Supply		Beauty Systems Group
Location	Company-Operated	Franchise	Company-Operated	Franchise
United States (excluding Puerto Rico)	2,509	—	896	126
Puerto Rico	41	—	3	—
International:
United Kingdom	242	5	—	—
Belgium	32	6	—	—
Canada	70	—	96	—
Chile	28	—	—	—
France	35	2	—	—
Germany	30	—	—	—
Mexico	133	—	—	30
Other	13	12	—	—
Total International	583	25	96	30
Total Store Count	3,133	25	995	156

The following table provides locations for our significant offices and warehouses and corporate headquarters, as of September 30, 2011:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	N/A	(1)(2)
Reno, Nevada	Warehouse	253,000	(1)
Columbus, Ohio	Warehouse	246,000	(1)
Jacksonville, Florida	Warehouse	237,000	(1)
Denton, Texas	Office, Warehouse	114,000	(1)(2)
Marinette, Wisconsin	Office, Warehouse	99,000	(2)
Leased Properties:
Greenville, Ohio	Office, Warehouse	246,000	(2)
Fresno, California	Warehouse	200,000	(2)
Pottsville, Pennsylvania	Office, Warehouse	140,000	(2)
Clackamas, Oregon	Warehouse	104,000	(2)
Spartanburg, South Carolina	Warehouse	100,000	(2)
Thornliebank, Scotland	Office, Warehouse	94,000	(1)
Ronse, Belgium	Office, Warehouse	91,000	(1)
Gent, Belgium	Office, Warehouse	83,000	(1)
Calgary, Alberta, Canada	Warehouse	62,000	(2)
Mississauga, Ontario, Canada	Office, Warehouse	60,000	(2)
Lincoln, Nebraska	Warehouse	54,000	(2)
Guadalupe, Nuevo Leon, Mexico	Warehouse	40,000	(1)(2)

(1)                                  Sally Beauty Supply

(2)                                  BSG

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending against us or our subsidiaries as of September 30, 2011. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

We are subject to a number of U.S., federal, state and local laws and regulations, as well as the laws and regulations applicable in each foreign country or jurisdiction in which we do business. These laws and regulations govern, among other things, the composition, packaging, labeling and safety of the products we sell, the methods we use to sell these products and the methods we use to import these products. We believe that we are in material compliance with such laws and regulations, although no assurance can be provided that this will remain true going forward.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the member units of Sally Holdings LLC. Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty Holdings, Inc., owns all of the member units of Sally Holdings LLC.

We do not expect to pay dividends in the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. Please see “Risk Factors — Risks Relating to Our Substantial Indebtedness” and Note 13 of the “Notes to Consolidated Financial Statements” in “Item 8 — Financial Statements and Supplementary Data.”

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Holdings LLC and its consolidated subsidiaries for each of the years in the five-year period ended September 30, 2011 (dollars in thousands):

	Fiscal Year Ended September 30,
	2011	2010	2009	2008	2007
Results of operations information:
Net sales	$3,269,131	$2,916,090	$2,636,600	$2,648,191	$2,513,772
Cost of products sold and distribution expenses	1,674,526	1,511,716	1,393,283	1,413,597	1,360,025
Gross profit	1,594,605	1,404,374	1,243,317	1,234,594	1,153,747
Selling, general and administrative expenses(a)	1,078,602	1,004,660	891,056	895,632	850,159
Depreciation and amortization	59,721	51,122	47,066	48,533	42,605
Sales-based service fee charged by Alberto-Culver	—	—	—	—	3,779
Transaction expenses(b)	—	—	—	—	21,502
Operating earnings	456,282	348,592	305,195	290,429	235,702
Interest expense(c)	112,530	112,953	132,043	158,897	145,972
Earnings before provision for income taxes	343,752	235,639	173,152	131,532	89,730
Provision for income taxes	125,159	87,010	68,424	48,664	41,169
Net earnings	$218,593	$148,629	$104,728	$82,868	$48,561

Operating data:
Number of stores (at end of period):
Sally Beauty Supply	3,158	3,032	2,923	2,844	2,694
Beauty Systems Group	1,151	1,027	991	929	874
Consolidated	4,309	4,059	3,914	3,773	3,568
Professional distributor sales consultants (at end of period)	1,116	1,051	1,022	984	1,002
Same store sales growth(d):
Sally Beauty Supply	6.3%	4.1%	2.1%	1.2%	2.7%
Beauty Systems Group	5.5%	6.2%	1.0%	6.9%	10.1%
Consolidated	6.1%	4.6%	1.8%	2.6%	4.5%
Financial condition information (at end of period):
Working capital	$357,709	$351,593	$315,943	$348,560	$341,891
Cash, cash equivalents and short-term investments	63,481	59,494	54,447	99,788	38,272
Property, plant and equipment, net	182,488	168,117	151,249	156,260	154,068
Total assets	1,727,712	1,588,763	1,490,510	1,525,658	1,404,261
Long-term debt, excluding current maturities(c)	1,410,111	1,559,591	1,653,013	1,724,684	1,758,594
Member’s (deficit)/stockholder’s equity	$(281,690)	$(497,888)	$(642,139)	$(722,280)	$(780,317)

(a)          Selling, general and administrative expenses for the fiscal years 2011, 2010, 2009, 2008 and 2007 include share-based compensation expenses of $15.0 million, $12.2 million, $8.0 million, $9.6 million and $12.3 million, respectively. In the fiscal year 2011, selling, general and administrative expenses reflect a one-time net favorable impact of $21.3 million, including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million.

(b)         The fiscal year 2007 includes one-time charges associated with the Separation Transactions. Please see Note 1 of the “Notes to Consolidated Financial Statements” in “Item 8 — Financial Statements and Supplementary Data” for additional information about the Separation Transactions.

(c)          Long-term debt primarily represents debt incurred in connection with the Separation Transactions and interest expense is related mainly to such indebtedness.

(d)         Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales are calculated in constant dollars and include internet-based sales (beginning in fiscal year 2009) and store expansions, if applicable, but do not generally include the sales from stores relocated until at least 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until at least 14 months after the acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of the financial condition as of September 30, 2011 and 2010, and the results of operations and cash flows for the fiscal years ended September 30, 2011, 2010 and 2009, of Sally Holdings, a wholly-owned subsidiary of Sally Investment Holdings LLC, which we refer to as Sally Investment, a wholly-owned subsidiary of Sally Beauty Holdings, Inc., which we refer to as Sally Beauty, and its consolidated subsidiaries. All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements of Sally Holdings and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2011:

•                  Our consolidated sales from company-operated stores that have been open for at least 14 months as of the last day of a month, which we refer to as same store sales, increased 6.1% for the fiscal year ended September 30, 2011;

•                  Our consolidated net sales for the fiscal year ended September 30, 2011 increased by $353.0 million, or 12.1%, to $3,269.1 million compared to the fiscal year ended September 30, 2010. Net sales for the fiscal year ended September 30, 2011 reflect approximately $23.3 million, or 0.8%, in net positive impact from changes in foreign currency exchange rates;

•                  Our consolidated gross profit for the fiscal year ended September 30, 2011 increased by $190.2 million, or 13.5%, to $1,594.6 million compared to the fiscal year ended September 30, 2010. As a percentage of net sales, gross profit increased to 48.8% for the fiscal year ended September 30, 2011, compared to 48.2% for the fiscal year ended September 30, 2010;

•                  Our consolidated operating earnings for the fiscal year ended September 30, 2011 increased by $107.7 million, or 30.9%, to $456.3 million compared to the fiscal year ended September 30, 2010. As a percentage of net sales, operating earnings increased to 14.0% for the fiscal year ended September 30, 2011, compared to 12.0% for the fiscal year ended September 30, 2010;

•                  For the fiscal year ended September 30, 2011, unallocated corporate expenses increased by 2.9% to $74.3 million compared to the fiscal year ended September 30, 2010. As a percentage of net sales, unallocated corporate expenses decreased to 2.3% for the fiscal year ended September 30, 2011, compared to 2.5% for the fiscal year ended September 30, 2010;

•                  Sally Beauty Supply and BSG each opened or acquired 127 net new stores during the fiscal year ended September 30, 2011, excluding franchised stores;

•                  Cash provided by operations increased by $84.7 million, or 38.9%, to $302.8 million for the fiscal year ended September 30, 2011, compared to $218.1 million for the fiscal year ended September 30, 2010;

•                  In October 2010, we acquired Aerial Company, Inc. (“Aerial”), an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern United States, for approximately $81.8 million; and

•                  During fiscal year ended September 30, 2011, we made optional prepayments on our senior term loan B facility in the aggregate amount of $147.0 million.

Overview

Description of Business

We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,128 company-operated stores and supplied 181 franchised stores, primarily in North America, South America and selected European countries, as of September 30, 2011. We are the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2011, our consolidated net sales and operating earnings were $3,269.1 million and $456.3 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2011, Sally Beauty Supply operated 3,133 company-operated retail stores, 2,509 of which are located in the U.S., with the remaining 624 company-operated stores located in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany and Spain.  Sally Beauty Supply also supplied 25 franchised stores located outside the U.S. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 5,000 and 8,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the year ended September 30, 2011, Sally Beauty Supply’s net sales and segment operating profit were $2,012.4 million and $381.0 million, respectively, representing 62% and 70% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of September 30, 2011, BSG had 995 company-operated stores, supplied 156 franchised stores and had a sales force of approximately 1,116 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,700 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and TIGI®, intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the year ended September 30, 2011, BSG’s net sales and segment operating profit were $1,256.7 million and $164.7 million, respectively, representing 38% and 30% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses, respectively.

Industry and Business Trends

We operate primarily within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in consumer demand for hair color, hair loss prevention and hair styling products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

•             High level of marketplace fragmentation.  The U.S. salon channel is highly fragmented with nearly 250,000 salons and barbershops. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

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

•             Favorable demographic and consumer trends.  We expect the aging baby-boomer population to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends largely on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives in an effort to expand our market reach or to respond to changing consumer preferences. If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer. Please see “Risk Factors — We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand.”

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth opportunities in the international marketplace and to grow our current level of non-U.S. operations. For example, in December 2009, we acquired Sinelco, a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe and, in September 2009, we acquired Intersalon, a distributor of premier beauty supply products then with 16 stores located in Chile. These acquisitions furthered our expansion plans in Europe and Latin America, key targets of the Company’s international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth targets. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth targets may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors — We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks.”

•             Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including the evaluation of opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in the fiscal year 2007, one of our largest suppliers, L’Oreal, moved a material amount of revenue out of our BSG distribution network and into regional distribution networks that compete with BSG. More recently, L’Oreal acquired distributors that compete with BSG in the Midwest, Southeast and West Coast regions of the U.S. and, as a result, L’Oreal directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose further revenue over time (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

•             Relationships with suppliers.  Sally Beauty Supply/ BSG and their respective suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For example, in 2007 Farouk Systems, Inc. filed an action seeking a declaratory judgment that it was entitled to terminate a long-term distribution agreement with Armstrong McCall. In 2010 that matter was settled and BSG now sells Farouk products in many territories. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

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

•             Economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of professional beauty products sold directly to retail consumers, and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors — The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.”

•             Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our business structure. For example, we recently completed implementation of a $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network which has resulted in annualized cost savings of at least $14.0 million beginning in the fiscal year 2010. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful.”

•             Opening new stores.  Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our business, financial condition or results of operations. Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected.”

•             Changes to our information technology systems.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, we are in the process of designing and implementing a standardized enterprise resource planning (“ERP”) system internationally, which we anticipate will be completed over the next few years. In addition, we are currently implementing a point-of-sale system upgrade program in a number of our divisions (primarily in our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. Many of our systems are proprietary, and as a result our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems.”

Significant Recent Acquisitions

On November 1, 2011, the Company acquired Kappersservice Floral B.V. and two related companies (the “Floral Group”) for approximately €22.5 million (approximately $30.8 million), subject to certain adjustments. The Floral Group is a 19-store distributor of professional beauty products based in Eindhoven, the Netherlands. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations of the Floral Group will be included in the Company’s consolidated financial statements subsequent to the acquisition date. The acquisition was funded with cash from operations and with borrowings on our ABL credit facility in the amount of approximately $17.0 million.

On October 1, 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern United States, for approximately $81.8 million. The acquisition was accounted for using the purchase method of accounting and the results of operations of Aerial are included in our consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $34.7 million, were recorded at their respective fair values at the acquisition date and goodwill of $25.3 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The acquisition of Aerial was funded with borrowings in the amount of $78.0 million under the prior ABL credit facility (which have since been paid in full) and with cash from operations. In addition, during the fiscal year 2011, we completed several other individually immaterial acquisitions at an aggregate cost of approximately $5.0 million and recorded additional goodwill in the amount of $4.3 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

During the fiscal year 2010, we acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.2 million (approximately $36.6 million). We also assumed €4.0 million (approximately $5.8 million) of pre-acquisition debt, excluding capital lease obligations, of Sinelco in connection with the acquisition. Sinelco serves over 1,500 customers through a product catalog and website and has sales throughout Europe. Goodwill of $5.2 million (which is not expected to be deductible for tax purposes) was recorded as a result of this acquisition. In addition, during the fiscal year 2010, we completed several other individually immaterial acquisitions at an aggregate cost of $9.0 million and recorded additional goodwill in the amount of $5.4 million (the majority of which is not expected to be deductible for tax purposes) in connection with such acquisitions. The valuation of the assets acquired and liabilities assumed in connection with all the acquisitions completed during the fiscal year 2010 was based on their fair values at the acquisition date. We funded these acquisitions generally with cash from operations as well as borrowings under our ABL credit facility.

The purchase prices of certain acquisitions completed during the fiscal year 2009 (including the acquisition of Schoeneman on September 30, 2009) were initially allocated to assets acquired and liabilities assumed based on their preliminary estimated fair values at the date of acquisition. The final valuations of the assets acquired and liabilities assumed were completed during the fiscal year 2010. Accordingly, in the fiscal year 2010, we recorded intangible assets subject to amortization of $24.9 million and intangible assets with indefinite lives of $0.8 million in connection with certain of the acquisitions completed during the fiscal year 2009. These amounts were previously reported in Goodwill pending the valuation of the assets acquired.

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

Our Separation from Alberto-Culver

Prior to 2006, Sally Holdings, Inc. was a wholly-owned subsidiary of Alberto-Culver. In November 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc. (“Sally Beauty”) in connection with our separation from Alberto-Culver. We refer to our separation from Alberto-Culver as the Separation Transactions. Sally Beauty is a Delaware corporation formed in June 2006 and became the accounting successor company to Sally Holdings, Inc. upon the completion of the Separation Transactions. We are a holding company and do not have any material assets or operations other than our ownership of equity interests of our subsidiaries.

In connection with the Separation Transactions, the CDR Investors invested an aggregate of $575.0 million in Sally Beauty. Currently, the CDR Investors own an aggregate equity interest representing approximately 35.5% of the outstanding common stock of Sally Beauty on an undiluted basis. Also in connection with the Separation Transactions, we and certain of our subsidiaries incurred approximately $1,850.0 million of indebtedness. Please see Note 13 of the “Notes to Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” contained elsewhere in this Annual Report.

Credit Facilities

Borrowings under the term loan facilities and the ABL credit facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL credit facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. Borrowings under the term loan A facility were paid in full in the fiscal year 2010. Borrowings under the term loan B facility may be prepaid at our option at any time without premium or penalty and are subject to mandatory repayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year unless a specified leverage ratio is met. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of us over the twelve-month period following any such payment under the terms of the loan agreement. Additionally, borrowings under the term loan facility are subject to mandatory repayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL credit facility. No mandatory repayments of any kind were made or required to be made in the fiscal year 2011. Please see “Liquidity and Capital Resources” for additional information about our borrowings under the term loan facilities and optional prepayments thereof.

Our Notes are unsecured obligations of us and Sally Capital and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each of our material domestic subsidiaries (other than Sally Capital). Interest on the Notes is payable semi-annually. The senior notes carry optional redemption features whereby the Company has the option to redeem the notes prior to maturity after November 2010 at par plus a premium declining ratably to par, plus accrued and unpaid interest. The senior subordinated notes carry optional redemption features whereby the Company, at September 30, 2011, has the option to redeem the notes before November 15, 2011 at par plus a premium, plus accrued and unpaid interest; and on or after November 15, 2011 at par plus a premium declining ratably to par, plus accrued and unpaid interest. Please see Note 21 of the “Notes to Consolidated Financial Statements” in Item 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report.

Details of long-term debt (excluding capitalized leases) as of September 30, 2011 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$—	Nov. 2015	(i)	Prime plus (1.25% to 1.75%) or;
			(ii)	LIBOR(a) plus (2.25% to 2.75%)
Term loan B	696,856	Nov. 2013	(i)	Prime plus (1.25% to 1.50%) or;
			(ii)	LIBOR plus (2.25% to 2.50%) (b)
Other (c)	4,774	2012-2015	4.05% to 7.00%
Total	$701,630

Senior notes	$430,000	Nov. 2014	9.25%
Senior subordinated notes	275,000	Nov. 2016	10.50%
Total	$705,000

(a)                            London Interbank Offered Rate (“LIBOR”).

(b)                           At September 30, 2011, the contractual interest rate for the term loan B was 2.49%. The interest rate on $300.0 million of this loan is fixed by interest rate swaps which expire in May 2012.

(c)                            Represents pre-acquisition debt of Pro-Duo NV and Sinelco.

Other Significant Items

Derivative Instruments

As a multinational corporation, we are subject to certain market risks including changes in market interest rates and foreign currency fluctuations. We may consider a variety of practices in the ordinary course of business to manage these market risks, including, when deemed appropriate, the use of derivative instruments such as interest rate swaps and foreign currency options, collars and forwards.

Interest Rate Swap Agreements

The Company is exposed to a wide variety of economic risks, including risks arising from changing market interest rates. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps. The Company uses interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its senior term loan obligations. Interest payments related to our senior term loans are impacted by changes in LIBOR. The Company’s interest rate swap agreements involve the periodic receipt by the Company of amounts based on a variable rate in exchange for the Company making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount.

In November 2006, we entered into certain interest rate swap agreements with an aggregate notional amount of $500 million. These interest rate swap agreements expired on or before November 2009 and were not designated as effective hedges. Accordingly, the changes in fair value of these interest rate swap agreements (which were adjusted quarterly) were recorded in interest expense in our consolidated statements of earnings.

Additionally, in May 2008, we entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These agreements expire in May 2012 and are designated and qualify as effective cash flow hedges. Accordingly, changes in the fair value of these derivative instruments (which are adjusted quarterly) are recorded, net of income tax, in accumulated other comprehensive (loss) income until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness is recognized in interest expense in the Company’s consolidated statements of earnings. Please see “Item 7A —

Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” and Note 14 of the “Notes to Consolidated Financial Statements” in Item 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report.

Foreign Currency Option, Collar and Forward Contracts

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting its net investments in subsidiaries (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company’s primary exposures are to changes in the exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. The Company’s foreign currency exposures at times offset each other, providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign currency options, collars and forwards to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company uses foreign currency options and collars, including, at September 30, 2011, collars with an aggregate notional amount of $12.5 million to manage the exposure to the U.S. dollar resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at September 30, 2011 have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612 and expire in varying amounts monthly through September 2012. In addition, the Company uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At September 30, 2011, we held a foreign currency forward which enabled us to sell approximately €19.9 million ($26.7 million, at the September 30, 2011 exchange rate) at the contractual exchange rate of 1.3610, a foreign currency forward which enabled us to buy approximately $18.3 million Canadian dollars ($17.5 million, at the September 30, 2011 exchange rate) at the contractual exchange rate of 1.01855, and a foreign currency forward which enabled us to buy approximately £5.6 million ($8.7 million, at the September 30, 2011 exchange rate) at the contractual exchange rate of 1.5630. All the foreign currency forwards held by the Company at September 30, 2011 expired in October 2011.

The Company’s foreign currency option, collar and forward agreements are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the fiscal year ended September 30, 2011, selling general and administrative expenses included $0.2 million in net gains from all of the Company’s foreign currency option, collar and forward agreements. Please see “Item 7A — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” and Note 14 of the “Notes to Consolidated Financial Statements” in Item 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report.

Share-Based Compensation Plans

As an indirect subsidiary of Sally Beauty, the Company has no share-based plans of its own; however, certain employees and consultants of the Company have been granted stock options and share awards under the plans of Sally Beauty. For the fiscal years 2011, 2010 and 2009, total share-based compensation cost charged against earnings was $15.0 million, $12.2 million and $8.0 million, respectively, and resulted in an increase in due to Sally Beauty by the same amounts. Share-based compensation for the fiscal years 2011, 2010 and 2009 included $5.0 million, $2.5 million and $2.0 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) and certain predecessor plans such as the Sally Beauty Holdings 2007 Omnibus Incentive Plan. For the fiscal years 2011, 2010 and 2009, the total income tax benefit recognized in the consolidated statements of earnings from all share-based compensation plans in which our employees participate or participated was $5.8 million, $4.7 million and $2.8 million, respectively, and resulted in the recognition of deferred tax assets by the same amount. Our consolidated statements of cash flows reflect, for the fiscal years 2011 and 2010, excess tax benefits of $3.7 million and $0.2 million, respectively, and, for the fiscal year 2009, an excess tax shortfall of $0.2 million, from employee exercises of stock options as financing cash flows. As of September 30, 2011, we had $11.3 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be charged to expense over the weighted average period of 2.6 years, and $2.3 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be charged to expense over the weighted average period of 3.1 years.

Results of Operations

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2011, 2010 and 2009 (in millions):

	Fiscal Year Ended September 30,
	2011	2010	2009
Net sales	$3,269.1	$2,916.1	$2,636.6
Cost of products sold and distribution expenses	1,674.5	1,511.7	1,393.3
Gross profit	1,594.6	1,404.4	1,243.3
Total other operating costs and expenses	1,138.3	1,055.8	938.1
Operating earnings	456.3	348.6	305.2
Interest expense	112.5	113.0	132.0
Earnings before provision for income taxes	343.8	235.6	173.2
Provision for income taxes	125.2	87.0	68.5
Net earnings	$218.6	$148.6	$104.7

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2011, 2010 and 2009, expressed as a percentage of net sales for the respective periods:

	Fiscal Year Ended September 30,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	51.2%	51.8%	52.8%
Gross profit	48.8%	48.2%	47.2%
Total other costs and expenses	34.8%	36.2%	35.6%
Operating earnings	14.0%	12.0%	11.6%
Interest expense	3.5%	3.9%	5.0%
Earnings before provision for income taxes	10.5%	8.1%	6.6%
Provision for income taxes	3.8%	3.0%	2.6%
Net earnings	6.7%	5.1%	4.0%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Fiscal Year Ended September 30,
	2011	2010	2009
Net sales:
Sally Beauty Supply	$2,012,407	$1,834,631	$1,695,652
BSG	1,256,724	1,081,459	940,948
	$3,269,131	$2,916,090	$2,636,600
Gross Profit	$1,594,605	$1,404,374	$1,243,317
Gross profit margin	48.8%	48.2%	47.2%

Selling, general and administrative expenses	$1,078,602	$1,004,660	$891,056
Depreciation and amortization	$59,721	$51,122	$47,066

Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$380,963	$320,456	$283,872
BSG(a)	164,660	112,495	91,604
Segment operating profit	545,623	432,951	375,476
Unallocated expenses (a) (b)	(74,300)	(72,172)	(62,289)
Share-based compensation expense	(15,041)	(12,187)	(7,992)
Operating earnings	456,282	348,592	305,195
Interest expense	(112,530)	(112,953)	(132,043)
Earnings before provision for income taxes	$343,752	$235,639	$173,152

Segment operating profit margin:
Sally Beauty Supply	18.9%	17.5%	16.7%
BSG	13.1%	10.4%	9.7%
Consolidated operating profit margin	14.0%	12.0%	11.6%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,158	3,032	2,923
BSG	1,151	1,027	991
	4,309	4,059	3,914
Same store sales growth (c)
Sally Beauty Supply	6.3%	4.1%	2.1%
BSG	5.5%	6.2%	1.0%
Consolidated	6.1%	4.6%	1.8%

(a)          For the fiscal year 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million, including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million. This net benefit of $21.3 million is reflected in the BSG segment and in unallocated expenses in the amount of $19.0 million and $2.3 million, respectively.

(b)         Unallocated expenses consist of corporate and shared costs.

(c)          Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales are calculated in constant dollars and include internet-based sales and the effect of store expansions, if applicable, but do not generally include the sales from stores relocated until at least 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until at least 14 months after the acquisition.

Description of Net Sales and Expenses

Net Sales.  Our net sales consist primarily of the following:

•             Sally Beauty Supply.  Sally Beauty Supply generates net sales primarily by selling products through its stores to both retail customers and salon professionals. Sally Beauty Supply sells products for hair color and care, skin and nail care, beauty sundries and electrical appliances. Because approximately 44% of our Sally Beauty Supply product sales come from exclusive-label brands, most of these same products are generally not available in most other retail stores or in our BSG business segment. Various factors influence Sally Beauty Supply’s net sales including local competition, product assortment and availability, price, hours of operation and marketing and promotional activity. Sally Beauty Supply’s product assortment and sales are generally not seasonal in nature.

•             Beauty Systems Group.  BSG generates net sales by selling products to salons and salon professionals through company-operated and franchised stores as well as through its network of professional distributor sales consultants. BSG sells products for hair color and care, skin and nail care, beauty sundries and electrical appliances. These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty Supply stores. Various factors influence BSG’s net sales, including product features and availability, competitive activity, relationships with suppliers, new product introductions and price. BSG’s product assortment and sales are generally not seasonal in nature.

Cost of Products Sold and Distribution Expenses.  Cost of products sold and distribution expenses consist of the cost to purchase merchandise from suppliers, less vendor rebates and allowances, and certain overhead expenses including purchasing costs, freight from distribution centers to stores and merchandise handling costs in the distribution centers. Cost of products sold and distribution expenses are also affected by store inventory shrinkage, which represents products that are lost, stolen or damaged at the store level.

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

The Fiscal Year Ended September 30, 2011 compared to the Fiscal Year Ended September 30, 2010

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2011	2010	Increase
Net sales:
Sally Beauty Supply	$2,012,407	$1,834,631	$177,776	9.7%
BSG	1,256,724	1,081,459	175,265	16.2%
Consolidated net sales	$3,269,131	$2,916,090	$353,041	12.1%

Gross profit:
Sally Beauty Supply	$1,087,698	$976,377	$111,321	11.4%
BSG	506,907	427,997	78,910	18.4%
Consolidated gross profit	$1,594,605	$1,404,374	$190,231	13.5%

Gross profit margin:
Sally Beauty Supply	54.0%	53.2%	0.8%
BSG	40.3%	39.6%	0.7%
Consolidated gross profit margin	48.8%	48.2%	0.6%

Net Sales

Consolidated net sales increased by $353.0 million, or 12.1%, for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. Company-operated Sally Beauty Supply and BSG stores that have been open for at least 14 months contributed an increase of approximately $252.6 million, or 8.7%, sales through our BSG distributor sales consultants contributed an increase of approximately $41.7 million, or 1.4%, and our Sally Beauty Supply non-store sales channels contributed an increase of approximately $43.6 million, or 1.5%. Other sales channels (including sales through our BSG franchise-based businesses and from stores that have been open for less than 14 months) and sales from businesses acquired in the preceding 12 months, in the aggregate, contributed an increase of $15.1 million, or 0.5%, compared to the fiscal year ended September 30, 2010. Consolidated net sales for the fiscal year ended September 30, 2011, are inclusive of approximately $23.3 million in positive impact from changes in foreign currency exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $177.8 million, or 9.7%, for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $157.3 million, or 8.6%, and our non-store sales channels (which, after December 16, 2010, include the catalog and internet sales of our Sinelco Group subsidiaries) contributed an increase of approximately $43.6 million, or 2.4%. In addition, sales from businesses acquired in the preceding 12 months contributed approximately $29.4 million, or 1.6%, less to net sales for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. Other sales channels (including sales from stores that have been open for less than 14 months) experienced a minor increase in sales compared to the fiscal year ended September 30, 2010. Net sales for Sally Beauty Supply for the fiscal year ended September 30, 2011, are inclusive of approximately $15.8 million in positive impact from changes in foreign currency exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $175.3 million, or 16.2%, for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $95.3 million, or 8.8%, and sales through our distributor sales consultants contributed an increase of approximately $41.7 million, or 3.9%. In addition, sales from businesses acquired in the preceding 12 months contributed approximately $24.5 million, or 2.3%, more to net sales for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. Other sales channels (including sales through our Armstrong McCall franchise-based business and sales from stores that have been open for less than 14 months), in the aggregate, contributed an increase of $13.8 million, or 1.2%, compared to the fiscal year ended September 30, 2010. Net sales for BSG for the fiscal year ended September 30, 2011, are inclusive of approximately $7.5 million in positive impact from changes in foreign currency exchange rates, primarily in connection with our Canadian operations.

Gross Profit

Consolidated gross profit increased by $190.2 million, or 13.5%, for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010, principally due to higher sales volume and improved gross margins in both business segments as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, increased to 48.8% for the fiscal year ended September 30, 2011, compared to 48.2% for the fiscal year ended September 30, 2010.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $111.3 million, or 11.4%, for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010, principally as a result of higher sales volume and improved gross margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.0% for the fiscal year ended September 30, 2011, compared to 53.2% for the fiscal year ended September 30, 2010. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label and other higher-margin products) and continued benefits from low-cost sourcing initiatives. This increase also reflects a $7.4 million net positive impact from changes in foreign currency exchange rates.

Beauty Systems Group.  BSG’s gross profit increased by $78.9 million, or 18.4%, for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 40.3% for the fiscal year ended September 30, 2011, compared to 39.6% for the fiscal year ended September 30, 2010. This increase was principally the result of a favorable change in the sales mix across the business, product cost reduction initiatives and synergies from businesses acquired during the last 12 months. This increase also reflects a $3.4 million net positive impact from changes in foreign currency exchange rates.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $73.9 million, or 7.4%, to $1,078.6 million for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (including 254 additional company-operated stores since the fiscal year 2010, a 6.6% increase), as well as higher share-based compensation expense of $2.9 million, higher freight and distribution expenses of $10.9 million, higher advertising expenses in the Sally Beauty Supply segment of $5.5 million, higher credit card fees of $5.6 million and certain non-recurring charges ($5.7 million) in the fiscal year ended September 30, 2011 that include costs related to the closure of a BSG warehouse. This increase was partially offset by a credit resulting from a litigation settlement ($27.0 million) in the fiscal year ended September 30, 2011. Selling, general and administrative expenses, as a percentage of net sales, decreased to 33.0% for the fiscal year ended September 30, 2011, compared to 34.5% for the fiscal year ended September 30, 2010. In addition to the impact of the credit from the litigation settlement, this decrease is a result of the growth in consolidated net sales described above and synergies from recent business acquisitions.

Depreciation and Amortization

Consolidated depreciation and amortization increased to $59.7 million for the fiscal year ended September 30, 2011, compared to $51.1 million for the fiscal year ended September 30, 2010. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the last 12 months and with capital expenditures made in the fiscal year 2011 (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Fiscal Year Ended September 30,
	2011	2010	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$380,963	$320,456	$60,507	18.9%
BSG	164,660	112,495	52,165	46.4%
Segment operating profit	545,623	432,951	112,672	26.0%
Unallocated expenses	(74,300)	(72,172)	2,128	2.9%
Share-based compensation expense	(15,041)	(12,187)	2,854	23.4%
Operating earnings	$456,282	$348,592	$107,690	30.9%

Consolidated operating earnings increased by $107.7 million, or 30.9%, to $456.3 million for the fiscal year ended September 30,

2011, compared to the fiscal year ended September 30, 2010. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by slightly higher unallocated corporate expenses and higher share-based compensation expense, as more fully discussed below. In addition, for the fiscal year ended September 30, 2011, consolidated operating earnings reflect a credit resulting from a litigation settlement ($27.0 million), partially offset by certain non-recurring charges ($5.7 million) that include costs related to the closure of a BSG warehouse. The credit resulting from the litigation settlement is reflected in the BSG segment’s results and in unallocated expenses in the amount of $24.7 million and $2.3 million, respectively. Operating earnings, as a percentage of net sales, increased to 14.0% for the fiscal year ended September 30, 2011, compared to 12.0% for the fiscal year ended September 30, 2010. This increase reflects the growth in consolidated gross margin described above, as well as a lower growth rate in consolidated operating expenses compared to the growth rate in consolidated gross profit.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $60.5 million, or 18.9%, to $381.0 million for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. The increase in Sally Beauty Supply’s operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $5.5 million and the incremental costs related to approximately 127 net additional company-operated stores (stores opened or acquired during the past 12 months) operating during the fiscal year ended September 30, 2011. Segment operating earnings, as a percentage of net sales, increased to 18.9% for the fiscal year ended September 30, 2011, compared to 17.5% for the fiscal year ended September 30, 2010. This increase reflects the growth in the segment’s gross margin described above, as well as a lower growth rate in the segment’s operating expenses compared to the growth rate in the segment’s gross profit.

Beauty Systems Group.  BSG’s segment operating earnings increased by $52.2 million, or 46.4%, to $164.7 million for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. The increase in BSG’s operating earnings was primarily a result of improved gross margins, the incremental operating earnings of businesses acquired and stores opened during the past 12 months (BSG had an additional 127 company-operated stores at the end of the fiscal year 2011, including 82 stores resulting from the October 2010 acquisition of Aerial), and to ongoing cost reduction initiatives. In addition, for the fiscal year ended September 30, 2011, BSG’s operating earnings reflect a credit resulting from a litigation settlement (approximately $24.7 million), partially offset by certain non-recurring charges ($5.7 million) that include costs related to the closure of a warehouse. Segment operating earnings, as a percentage of net sales, increased to 13.1% for the fiscal year ended September 30, 2011, compared to 10.4% for the fiscal year ended September 30, 2010. In addition to the impact of the credit from the litigation settlement, this increase reflects the growth in the segment’s gross margin described above, as well as a lower growth rate in the segment’s operating expenses compared to the growth rate in the segment’s gross profit.

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $2.1 million, or 2.9%, to $74.3 million for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. This increase was due to higher corporate expenses related primarily to on-going upgrades to our information technology systems ($2.7 million). During the fiscal year ended September 30, 2011, $2.3 million of the benefit from a litigation settlement offset corporate expenses incurred in connection with the litigation.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased by $2.9 million to $15.0 million for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. This increase was due to the incremental expenses related to, as well as the higher fair value at the grant date of, share-based awards during the fiscal year ended September 30, 2011, compared to share-based awards during the fiscal year ended September 30, 2010, partially offset by the impact of share-based awards that became fully vested during the fiscal year ended September 30, 2011.

Interest Expense

Interest expense decreased by $0.4 million, to $112.5 million for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. Interest expense is net of interest income of $0.3 million and $0.2 million for the fiscal year ended September 30, 2011 and 2010, respectively. The decrease in interest expense was primarily attributable to lower outstanding principal balances on our senior term loans ($3.0 million) and to lower interest-rate differential charges incurred in connection with interest rate swaps ($2.3 million), partially offset by unamortized deferred financing costs expensed in the fiscal year 2011 ($2.8 million) in connection with: (a) prepayments of long-term debt and (b) our November 2010 termination of our prior ABL credit facility. The decrease also reflects non-cash income ($2.4 million) in the fiscal year 2010 of marked-to-market adjustments for certain interest rate swaps which expired in November 2009 with no comparable amount in the fiscal year 2011 (please see Note 14 of the Notes to Consolidated Financial Statements in Item 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for additional information about the Company’s interest rate swaps and “Liquidity and Capital Resources” below for additional information about our credit facilities).

Provision for Income Taxes

Provision for income taxes was $125.2 million during the fiscal year ended September 30, 2011, compared to $87.0 million for the fiscal year ended September 30, 2010. The effective tax rate is 36.4% for fiscal year 2011, compared to 36.9% for fiscal year 2010. The decrease in the annual effective tax rate was primarily due to tax benefits resulting from certain intercompany transactions that resulted in the release of valuation allowances during the fiscal year 2011, compared to the fiscal year 2010.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $70.0 million, or 47.1%, to $218.6 million for the fiscal year ended September 30, 2011, compared to $148.6 million for the fiscal year ended September 30, 2010. Net earnings, as a percentage of net sales, were 6.7% for the fiscal year ended September 30, 2011, compared to 5.1% for the fiscal year ended September 30, 2010.

The Fiscal Year Ended September 30, 2010 compared to the Fiscal Year Ended September 30, 2009

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2010	2009	Increase
Net sales:
Sally Beauty Supply	$1,834,631	$1,695,652	$138,979	8.2%
BSG	1,081,459	940,948	140,511	14.9%
Consolidated net sales	$2,916,090	$2,636,600	$279,490	10.6%

Gross profit:
Sally Beauty Supply	$976,377	$878,738	$97,639	11.1%
BSG	427,997	364,579	63,418	17.4%
Consolidated gross profit	$1,404,374	$1,243,317	$161,057	13.0%

Gross profit margin:
Sally Beauty Supply	53.2%	51.8%	1.4%
BSG	39.6%	38.7%	0.9%
Consolidated gross profit margin	48.2%	47.2%	1.0%

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

Beauty Systems Group.  BSG’s gross profit increased by $63.4 million, or 17.4%, for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 39.6% for the fiscal year ended September 30, 2010, compared to 38.7% for the fiscal year ended September 30, 2009. This increase was principally the result of a favorable change in the sales and product mix across the business, previously anticipated savings realized from the recently completed warehouse optimization program and synergies from businesses acquired during the last 12 months. This increase also reflects a $5.5 million positive impact from changes in foreign currency exchange rates.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $113.6 million, or 12.7%, to $1,004.7 million for the fiscal year ended September 30, 2010, compared to $891.1 million for the fiscal year ended September 30, 2009. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (including an increase of 145 stores, or 3.7%, over the fiscal year 2009), as well as higher share-based compensation expense of $4.2 million, higher advertising expenses in the Sally Beauty Supply segment of $7.1 million and acquisition—related expenses of $0.7 million. Please see “Recent Accounting Pronouncements” below for more information about the Company’s treatment of acquisition—related expenses. Selling, general and administrative expenses, as a percentage of net sales, were 34.5% for the fiscal year ended September 30, 2010, compared to 33.8% for the fiscal year ended September 30, 2009.

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

Beauty Systems Group.  BSG’s segment operating earnings increased by $20.9 million, or 22.8%, to $112.5 million for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. Segment operating earnings, as a percentage of net sales, increased to 10.4% for the fiscal year ended September 30, 2010, compared to 9.7% for the fiscal year ended September 30, 2009. The increase in BSG operating earnings was primarily a result of gross margin improvements, the incremental operating earnings of businesses acquired and stores opened during the past 12 months, and to ongoing cost reduction initiatives (including cost savings realized from the warehouse optimization program that began in the fiscal year 2007).

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $9.9 million, or 15.9%, to $72.2 million for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. This increase was due primarily to higher employee compensation and compensation-related expenses of approximately $3.6 million, an unfavorable change in foreign currency transactions of approximately $2.3 million resulting principally from intercompany loans not permanently invested, other corporate expenses of approximately $2.6 million related primarily to recent upgrades to our information technology and communication systems, and acquisition—related expenses of approximately $0.7 million (representing legal fees and expenses, professional fees and other expenses).

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

Interest Expense

Interest expense decreased by $19.1 million, to $113.0 million for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. Interest expense is net of interest income of $0.2 million and $0.3 million for the fiscal year ended September 30, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to lower outstanding principal balances on our ABL credit facility and senior term loans and to lower prevailing LIBOR interest rates, partially offset by a $2.9 million net unfavorable change in the fair value of certain interest rate swaps (Please see Note 14 of the Notes to Consolidated Financial Statements in Item 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for additional information about the Company’s interest rate swap agreements).

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

Financial Condition

September 30, 2011 Compared to September 30, 2010

Working capital (current assets less current liabilities) increased by $6.1 million to $357.7 million at September 30, 2011, compared to $351.6 million at September 30, 2010. The ratio of current assets to current liabilities was 1.69 to 1.00 at September 30, 2011, compared to 1.79 to 1.00 at September 30, 2010. The increase in working capital reflects an increase of $84.1 million in current assets and an increase of $78.0 million in current liabilities. The increase in current assets as of September 30, 2011 includes an increase of $60.9 million in inventory, an increase of $7.0 million in trade accounts receivable, an increase of $5.6 million in deferred income tax assets, an increase of $4.0 million in cash and cash equivalents and an increase of $4.0 million in accounts receivable, other. The increase in current liabilities as of September 30, 2011 includes an increase of $55.1 million in accounts payable and accrued liabilities, an increase in due to Sally Beauty of $18.7 million and an increase of $4.2 million in income taxes payable, as further described below.

Cash and cash equivalents increased by $4.0 million to $63.5 million at September 30, 2011, compared to $59.5 million at September 30, 2010 due primarily to cash provided by operating activities during the fiscal year ended September 30, 2011, partially offset by cash used by investing and financing activities (please see “Liquidity and Capital Resources” below). Trade accounts receivable increased by $7.0 million to $62.0 million at September 30, 2011, compared to $55.0 million at September 30, 2010 due primarily to the increase in sales activity and to accounts receivable of businesses acquired. Accounts receivable, other, increased by $4.0 million to $33.5 million at September 30, 2011, compared to $29.5 million at September 30, 2010 due primarily to vendor rebates accrued. Inventory increased by $60.9 million to $665.2 million at September 30, 2011, compared to $604.4 million at September 30, 2010 due primarily to the effect of stores opened and to the inventory of businesses acquired in the preceding 12 months, and to the effect of foreign currency translation adjustments of approximately $3.6 million. Deferred income tax assets, net, increased by $5.6 million to $28.9 million at September 30, 2011, compared to $23.3 million at September 30, 2010 primarily due to the timing of differences between accrued expenses included for tax purposes versus accrued expenses included in our consolidated statements of earnings.

Accounts payable increased by $37.2 million to $262.1 million at September 30, 2011, compared to $224.9 million at September 30, 2010 due primarily to the accounts payable of businesses acquired and the timing of payments to suppliers mainly in connection with recent purchases of merchandise inventory. Accrued liabilities increased by $17.9 million to $185.1 million at September 30, 2011, compared to $167.3 million at September 30, 2010 due primarily to the interest rate swaps which mature in May 2012 ($6.5 million), the timing of payments of employee compensation and compensation-related expenses ($4.4 million), an increase in deferred revenue ($3.9 million), and to accrued liabilities of businesses acquired. Income taxes payable increased by $4.2 million to $11.1 million at September 30, 2011, compared to $6.8 million at September 30, 2010 due primarily to estimated income tax payments made in the fiscal year 2011, partially offset by the effect of increased earnings and to income taxes payable of businesses acquired.

Due to Sally Beauty increased by $18.7 million to $59.2 million at September 30, 2011, compared to $40.5 million at September 30, 2010 due primarily to share-based compensation expense and an increase in the federal income tax liability of the Company and its consolidated subsidiaries, partially offset by corporate expenses (such as board of director expenses, professional fees and other public company expenses) paid on behalf of our indirect parent Sally Beauty.

Net property and equipment increased by $14.4 million to $182.5 million at September 30, 2011, compared to $168.1 million at September 30, 2010, primarily due to capital expenditures, the property and equipment of businesses acquired and the effect of foreign currency translation adjustments, partially offset by the fiscal year 2011 depreciation expense.

Goodwill increased by $27.6 million to $505.9 million at September 30, 2011, compared to $478.2 million at September 30, 2010, primarily due to goodwill recorded in connection with businesses acquired during the fiscal year 2011 (including the October 2010 acquisition of Aerial).

Intangible assets, excluding goodwill, increased by $20.3 million to $129.7 million at September 30, 2011, compared to $109.4 million at September 30, 2010, primarily due to intangible assets recorded in connection with businesses acquired during the fiscal year 2011 (including the October 2010 acquisition of Aerial) and the effect of foreign currency translation adjustments, partially offset by the fiscal year 2011 amortization expense.

Long-term debt, including current portion, decreased by $149.5 million to $1,413.1 million at September 30, 2011, compared to $1,562.6 million at September 30, 2010 due primarily to optional prepayments of $147.0 million on our senior term loan facilities (please see “Liquidity and Capital Resources” below).

Other liabilities decreased by $14.5 million to $26.2 million at September 30, 2011, compared to $40.7 million at September 30, 2010, primarily due to the fiscal year 2011 classification, in accrued liabilities, of the interest rate swaps which mature in May 2012. Prior to the fiscal year 2011, these interest swaps were classified in other liabilities in our consolidated balance sheets.

Deferred income tax liabilities, net, increased by $9.7 million to $52.6 million at September 30, 2011, compared to $42.9 million at September 30, 2010 primarily due to the timing of differences between depreciation and amortization included for tax purposes versus depreciation and amortization included in our consolidated statements of earnings.

Total member’s deficit decreased by $216.2 million to $281.7 million at September 30, 2011, as a result of net earnings of $218.6 million, partially offset by cumulative translation adjustments and deferred losses on interest rate swaps, net of tax, as described below.

Accumulated other comprehensive loss increased by $2.4 million, to $22.7 million at September 30, 2011, due to foreign currency translation adjustments of $8.0 million, partially offset by a reduction in deferred losses on hedged interest rate swaps of $5.6 million, net of income tax.

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

We may from time to time repurchase or otherwise retire or refinance our debt and take other steps to reduce or refinance our debt or otherwise improve our balance sheet. These actions may include open market repurchases of our notes, prepayments of our term loans or other retirements of outstanding debt. The amount of debt that may be repurchased, refinanced or otherwise retired, if any, would be decided upon at the sole discretion of Sally Beauty’s Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

Borrowings under the senior term loan facilities may be prepaid at the option of the Company at any time without premium or penalty and are subject to mandatory repayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year unless a specified leverage ratio is met. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of it over the twelve-month period following any such payment under the terms of the loan agreement. The Company was not required to make and did not make mandatory repayments pursuant to such excess cash flow provision in the fiscal year ended September 30, 2011.

In the fiscal year ended September 30, 2011, the Company made optional prepayments in the aggregate amount of $147.0 million on its senior term loan B facility. In connection with such optional prepayments, the Company recorded losses on extinguishment of debt in the aggregate amount of $1.2 million, which are included in interest expense in the Company’s consolidated statements of earnings.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations, and funds available under the ABL credit facility will be sufficient to meet our working capital requirements and to finance anticipated capital expenditures over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under our ABL credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors.”

We utilize our ABL credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including funding of capital expenditures, acquisitions and interest payments due on our indebtedness. The funds drawn on individual occasions during the fiscal year ended September 30, 2011 have varied in amounts of up to $78.0 million, with total amounts outstanding ranging from zero up to $102.5 million. The amounts drawn are generally paid down with cash provided by our operating activities. During the fiscal year ended September 30, 2011, the weighted average interest rate on our borrowings under the ABL credit facility was 3.3%.

As of September 30, 2011, we had $366.5 million available for additional borrowings under our ABL credit facility, subject to borrowing base limitations, as reduced by outstanding letters of credit. Availability under the ABL credit facility is a function of a customary borrowing base of receivables and inventory levels. The ABL credit facility has a 5-year maturity and pricing levels at market rates.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. The agreements and instruments governing our debt contain material limitations on our ability to pay dividends and other restricted payments to Sally Beauty.

Under the agreements and indentures governing the term loan facilities and the notes, we may not make certain restricted payments to Sally Beauty if a default then exists under the credit agreement or the indentures or if our consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment. As of September 30, 2011, our consolidated interest coverage ratio exceeded 2.0 to 1.0. Further, the aggregate amount of restricted payments we are able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

Under our ABL credit facility, we may pay dividends and make other equity distributions to Sally Beauty if availability under the facility exceeds certain thresholds. For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such dividend and distribution. For dividends in excess of that amount, we must maintain that same availability and its fixed-charge coverage ratio must exceed 1.10 to 1.00. The fixed-charge coverage ratio is defined as the ratio of (A) EBITDA (as defined in the agreement underlying the ABL credit facility, or Credit Agreement EBITDA) less unfinanced capital expenditures to (B) fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL credit facility). As of September 30, 2011, we met all of these conditions. As of September 30, 2011, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $483.2 million, subject to certain adjustments. The ABL credit facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

During the fiscal year 2011, we completed several acquisitions at an aggregate cost of $86.8 million. In general, we funded these acquisitions with cash from operations and borrowings under the ABL credit facility. For example, on October 1, 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern United States, for approximately $81.8 million. In connection with the Aerial acquisition we borrowed $78.0 million under our ABL credit facility (which we have since paid in full). In addition, during the fiscal year 2010, we completed several acquisitions at an aggregate cost of $45.6 million. In general, we funded these acquisitions with cash from operations and borrowings under the ABL credit facility. For example, on December 16, 2009, we acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.2 million (approximately $36.6 million). We also assumed €4.0 million (approximately $5.8 million) of pre-acquisition debt of Sinelco in connection with the acquisition.

Historical Cash Flows

For the fiscal years 2011, 2010 and 2009, our primary source of cash has been funds provided by operating activities and, when necessary, short-term borrowings. The primary uses of cash during the past three years were for repayments of long-term debt, acquisitions and capital expenditures. The following table shows our sources and uses of funds for the fiscal years ended September 30, 2011, 2010 and 2009 (in thousands):

	Fiscal Year Ended September 30,
	2011	2010	Change	2010	2009	Change
Cash provided by operating activities	$302,783	$218,054	$84,729	$218,054	$223,984	$(5,930)
Cash used by investing activities	(146,735)	(85,022)	(61,713)	(85,022)	(118,559)	33,537
Cash used by financing activities	(150,991)	(127,319)	(23,672)	(127,319)	(149,916)	22,597
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,070)	(666)	(404)	(666)	(850)	184
Net increase (decrease) in cash and cash equivalents	$3,987	$5,047	$(1,060)	$5,047	$(45,341)	$50,388

Cash Provided by Operating Activities

Net cash provided by operating activities during the fiscal year ended September 30, 2011, which excludes cash used for acquisitions completed during the period, increased by $84.7 million to $302.8 million compared to $218.1 million during the fiscal year ended September 30, 2010. The increase was primarily due to an improvement in earnings of approximately $70.0 million for the fiscal year 2011 (including proceeds from a litigation settlement of $27.0 million), compared to the fiscal year 2010.

Net cash provided by operating activities during the fiscal year ended September 30, 2010, which excludes cash used for acquisitions completed during the period, decreased by $5.9 million to $218.1 million compared to $224.0 million during the fiscal year ended September 30, 2009. The decrease was primarily due to changes in inventory levels of approximately $80.5 million (resulting from increases in inventory levels in the fiscal year ended September 30, 2010 and reductions in inventory levels in the fiscal year ended September 30, 2009) and deferred income taxes of $9.3 million, partially offset by changes in accounts payable and accrued liabilities of approximately $19.7 million and due to Sally Beauty of $12.5 million and by an improvement in earnings of approximately $43.9 million for the fiscal year 2010, compared to the fiscal year 2009.

Cash Used by Investing Activities

Net cash used by investing activities during the fiscal year ended September 30, 2011 increased by $61.7 million to $146.7 million compared to $85.0 million during the fiscal year ended September 30, 2010. This increase was primarily due to an increase of $50.7 million in cash used for acquisitions, net of cash acquired, and an increase of $11.3 million in capital expenditures, including 21 more store openings during the fiscal year 2011, compared to the fiscal year 2010, and the incremental capital expenditures of Aerial in the fiscal year 2011.

Net cash used by investing activities during the fiscal year ended September 30, 2010 decreased by $33.5 million to $85.0 million compared to $118.6 million during the fiscal year ended September 30, 2009. This decrease was primarily due to $45.0 million less in cash used for acquisitions, net of cash acquired, partially offset by higher capital expenditures primarily as a result of more store openings during the fiscal year 2010, compared to the fiscal year 2009.

Cash Used by Financing Activities

Net cash used by financing activities during the fiscal year ended September 30, 2011 increased by $23.7 million to $151.0 million compared to $127.3 million during the fiscal year ended September 30, 2010. This increase was primarily due to net repayments of debt of $149.3 million during the fiscal year ended September 30, 2011, compared to net repayments of debt of $127.6 million during the fiscal year ended September 30, 2010. This increase also reflects debt issuance costs of $5.4 million incurred and paid during the fiscal year 2011 in connection with the new ABL credit facility in the fiscal year 2011, compared to the fiscal year 2010.

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

Credit Facilities

In November 2006, we: (i) entered into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million; (ii) issued senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million, which we collectively refer to as the Notes; and (iii) entered into the $400.0 million ABL credit facility, subject to borrowing base limitations, of which approximately $70.0 million was drawn at closing, which resulted in the incurrence of aggregate indebtedness in connection with the Separation Transactions of approximately $1,850.0 million. Please see “Risk Factors — Risks Relating to Our Substantial Indebtedness.”

During the fiscal year 2010, the Company prepaid in full its borrowings under the term loan A facility. As of September 30, 2011, there were outstanding borrowings of $696.9 million under the term loan B facility, at a contractual interest rate of 2.49%, and outstanding borrowings of $705.0 million under the Notes, at a weighted average interest rate of 9.75%. As of September 30, 2011, there were no borrowings outstanding under our ABL credit facility and we had $366.5 million available for borrowing under our ABL credit facility, subject to borrowing base limitations, as reduced by outstanding letters of credit. Please see Note 21 of the “Notes to Consolidated Financial Statements” in Item 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business. These restrictions and limitations relate to:

• disposal of assets	• making investments (including joint ventures)
• incurrence of additional indebtedness (including guarantees of additional indebtedness)	• mergers, consolidations or sales of our assets
• dividends and distributions	• ability of subsidiaries to pay dividends
• certain debt prepayments and modifications	• making acquisitions of all of the business or assets of or stock representing beneficial ownership of, any person
• liens on assets

Borrowings under the term loan facilities and the ABL credit facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL credit facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. During the fiscal year 2010, the Company prepaid in full its borrowings under the term loan A facility. Borrowings under the term loan B facility may be prepaid at our option at any time without premium or penalty and is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year unless a specified leverage ratio is met. Additionally, the term loan B facility is subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL credit facility. No mandatory repayments of any kind were made or required to be made in the fiscal year ended September 30, 2011.

The term loan facilities contain a covenant requiring us and our subsidiaries to meet certain maximum consolidated secured leverage ratio levels, which decline over time. The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA as defined in the agreement underlying the term loan facilities. Compliance with the consolidated secured leverage ratio is tested quarterly, with a maximum ratio of 3.50 as of September 30, 2011. Failure to comply with the consolidated secured leverage ratio covenant under the term loan facilities would result in a default under such facilities.

The ABL credit facility contains a covenant requiring us and our subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 in the event that availability under the ABL credit facility falls below certain thresholds. We must comply with the ratio in the event availability is less than the greater of: (a) the lesser of $60.0 million or 15% of the then current borrowing base and (b) $40.0 million. The fixed-charge coverage ratio is defined as the ratio of (A) EBITDA (as defined in the agreement underlying the ABL credit facility, or Credit Agreement EBITDA) less unfinanced capital expenditures to (B) fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL credit facility).

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

Failure to comply with the fixed-charge coverage ratio covenant (if and when applicable) under the ABL credit facility would result in a default under such facility. A default could also result in a default under the other facility or facilities, as the case may be, and the Notes. Absent a waiver or an amendment from our lenders and note holders, such defaults could permit the acceleration of all indebtedness under the ABL credit facility, the term loan facilities and the Notes, which would have a material adverse effect on our results of operations, financial position and cash flows.

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

We believe that we are currently in compliance with the agreements and instruments governing our debt, including our financial covenants. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Further, our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. Please see “Risk Factors — Risks Relating to Our Substantial Indebtedness.”

Capital Requirements

During the fiscal year 2011, we had total capital expenditures of approximately $60.0 million which were primarily to fund the addition of new stores; the remodel, expansion or relocation of existing stores in the ordinary course of our business; and corporate projects. For the fiscal year 2012, we anticipate capital expenditures in the range of approximately $65.0 million to $70.0 million, excluding acquisitions. Capital expenditures will be primarily for the addition of new stores; the remodel, expansion or relocation of existing stores in the ordinary course of our business; and corporate projects.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2011 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest obligations(a)	$89,140	$857,747	$494,371	$281,122	$1,722,380
Obligations under operating leases(b)	141,422	202,977	101,104	50,199	495,702
Purchase obligations(c)	18,349	29,428	47,893	36,641	132,311
Other long-term obligations(d)(e)	17,134	13,378	4,362	8,414	43,288
Total	$266,045	$1,103,530	$647,730	$376,376	$2,393,681

(a)	Long-term debt includes capital leases and future interest payments on debt facilities, based upon outstanding principal amounts and interest rates as of September 30, 2011.

(b)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets. The amounts reported for operating leases do not include executory costs.

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

(d)

Other long-term obligations principally represent obligations under insurance and self-insurance programs, certain liabilities related to uncertain income tax benefits and commitments under various acquisition-related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements. These obligations are included in accrued liabilities and other liabilities in the accompanying consolidated balance sheets.

(e)	The table above does not include $10.8 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

The table above excludes amounts included in current liabilities (other than the current portion of long-term debt) as these items will be paid within one year and long-term liabilities not requiring cash payments.

Our assumptions with respect to the interest rates applicable to the term loan facilities and the ABL credit facility are subject to changes that may be material. In addition, other future events could cause actual payments to differ materially from these amounts. Please see Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report and “Item 7A — Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” for information about our interest rate swap agreements.

The majority of our operating leases are for Sally Beauty Supply and BSG stores, which typically are located in strip shopping centers. The use of operating leases allows us to expand our business to new locations without making significant up-front cash outlays for the purchase of land and buildings.

Off-Balance Sheet Financing Arrangements

At September 30, 2011 and 2010, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, interest rate swaps, as well as outstanding letters of credit related to inventory purchases and self insurance programs, which totaled $16.0 million and $14.5 million, respectively.

Inflation

Inflation has not had a material effect on our results of operations during each of the last three fiscal years.

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

Our critical accounting estimates include but are not limited to the valuation of inventory, vendor concessions, retention of risk, income taxes, assessment of long-lived assets and intangible assets with definite lives for impairment, share-based payments and related party transactions.

Valuation of Inventory

Inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or market (net realizable value). When necessary, the Company adjusts the carrying value of inventory to the lower of cost or market, including disposal costs, and for estimated inventory shrinkage. Estimates of the future demand for the Company’s products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units (“SKUs”) are some of the key factors used by management in assessing the net realizable value of inventory. We estimate inventory shrinkage between physical counts based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold and distribution expenses. Inventory shrinkage expense averaged approximately 1.0% of consolidated net sales in fiscal years 2011, 2010 and 2009. A 10% increase or decrease in our estimate of inventory shrinkage at September 30, 2011, would impact net earnings by approximately $1.6 million, net of income tax.

Vendor Rebates and Concessions

The Company deems a cash consideration received from a supplier to be a reduction of the cost of products sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor’s products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of the related products and is reflected in cost of products sold and distribution expenses in our consolidated statements of earnings as the related products are sold. Any portion of such cash consideration received that is attributable to inventory on hand is reflected as a reduction of inventory. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the consolidated statements of earnings. We record cash consideration expected to be received from vendors in other receivables at the amount we believe will be collected. These receivables could be significantly affected if actual results differ from management’s expectations. A 10% increase or decrease in these receivables at September 30, 2011, would impact net earnings by approximately $1.5 million, net of income tax.

Retention of Risk

Employee Health Insurance Liability

We maintain a largely self-funded program for healthcare benefits for employees who meet certain eligibility requirements. We cover the majority of expenses associated with these benefits, other than payroll deductions and out-of pocket expenses paid by the employees. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2011 and 2010, we accrued an estimated liability relating to employee health insurance of $6.3 million and $6.0 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. Estimates of medical costs and trends in claims are some of the key factors used by our management in determining our employee health insurance liability. This liability could be significantly affected if actual results differ from management’s expectations. A 10% increase or decrease in our employee health insurance liability at September 30, 2011 would impact net earnings by approximately $0.4 million, net of income tax.

Workers’ Compensation Liability, General Liability and Automobile and Property Liability

We maintain a large deductible insurance plan for workers’ compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of the ultimate liability on an actuarial analysis performed by an independent third-party actuary. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2011 and 2010, our balance sheet included an estimated liability related to the deductible and retention limits of approximately $26.2 million and $22.8 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers’ compensation, general liability and automobile and property liability insurance coverage. Changes in estimates occur over time due to such factors as claims incidence and severity of injury or damages. Our liabilities could be significantly affected if actual results differ from management’s expectations or actuarial analyses. A 10% increase or decrease in our workers’ compensation liability, general liability and automobile and property liability at September 30, 2011 would impact net earnings by approximately $1.7 million, net of income tax.

The change in the self-insurance liability was as follows (in thousands):

	Fiscal Year Ended September 30,
	2011	2010
Balance at beginning of period	$30,286	$26,920
Self-insurance expense	62,341	60,544
Self-insurance liability of businesses acquired	532	—
Payments, net of employee contributions	(59,071)	(57,178)
Balance at end of period	$34,088	$30,286

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

For the fiscal years ended September 30, 2011, 2010 and 2009, the effective income tax rates were 36.4%, 36.9% and 39.5%, respectively. The decrease in the fiscal year 2011 annual effective tax rate was primarily due to tax benefits resulting from certain intercompany transactions that resulted in the release of valuation allowances during the fiscal year 2011, compared to the fiscal year 2010. The decrease in the fiscal year 2010 annual effective tax rate primarily relates to an increase in earnings in certain low tax jurisdictions, the release of certain valuation allowances and a reduction in unfavorable permanent items. The annual effective tax rate in future years is expected to return to a normalized rate in the range of 37% to 38%.

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. We believe that it is more likely than not that our results of operations in the future will generate sufficient taxable income to realize our deferred tax assets, net of the valuation allowance currently recorded. We have recorded a valuation allowance to account for uncertainties regarding the recoverability of certain deferred tax assets, primarily foreign loss carryforwards. In the future, if we determine that certain deferred tax assets will not be realizable, the related adjustments could significantly affect our effective tax rate at that time. The estimated tax benefit of an uncertain tax position is recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

Assessment of Long-Lived Assets and Intangible Assets for Impairment

Long-lived assets, such as property and equipment, including store equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets and intangible assets subject to amortization is assessed by comparing the net carrying amount of each asset to its total estimated undiscounted future cash flows (“estimated fair value”) expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate it is more likely than not that the value of the asset may be impaired. When assessing goodwill and intangible assets with indefinite lives for potential impairment, management compares the carrying amount of the asset to its fair value. In addition, management considers whether there has been a permanent impairment to the value of the asset by evaluating if various factors (including current operating results, anticipated future results and cash flows, and relevant market and economic conditions) indicate a possible impairment. Based on the reviews performed, after taking into account the economic downturn experienced during the past few years in certain geographic areas in which we operate, there were no material asset impairments recognized in the current or prior fiscal years presented.

Share-Based Payments

We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. For fiscal years 2011, 2010 and 2009, total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements was $15.0 million, $12.2 million and $8.0 million, respectively.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of Sally Beauty’s stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. During each of the past five years, we have estimated expected volatility by using the average volatility of both Sally Beauty and similar companies (based on industry sector) since it has not been practicable to estimate the Sally Beauty’s expected volatility on a stand-alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options. The dividend yield represents Sally Beauty’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. We have based all these estimates on our assumptions as of September 30, 2011. Our estimates for future periods may be based on different assumptions and accordingly may differ.

We believe that our share-based compensation expense is based on reasonable estimates and assumptions. However, if actual results are not consistent with our estimate or assumptions, we may be exposed to changes in share-based compensation expense that could be material. A 10% change in our share based compensation expense for the year ended September 30, 2011 would affect earnings by approximately $1.0 million, net of income tax.

Related Party Transactions

In January 2007, we entered into an agreement with Sally Beauty under which we agreed to provide certain general and administrative services to Sally Beauty including accounting, finance, payroll, legal and tax sharing services. The cost of these services is based on a percentage of certain key employees’ salaries and benefits, and may not necessarily be indicative of the costs which would be incurred by Sally Beauty as an independent standalone entity.

In addition, we have entered into a tax sharing agreement and we file consolidated tax returns with our parent, Sally Beauty. See Note 18 of the “Notes to Consolidated Financial Statements” in “Item 8 — Financial Statements and Supplementary Data” of this report for further information.

Recent Accounting Pronouncements

We have not yet adopted and are currently assessing any potential effect of the following pronouncements on our consolidated financial statements:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28 which amended Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other. This amendment modifies the goodwill impairment test for reporting units with a zero or negative carrying amount, by requiring that Step 2 of the goodwill impairment test be performed for such reporting units if it is more likely than not that an impairment of goodwill exists. For SEC registrants, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is not permitted.

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

In May 2011, the FASB issued ASU No. 2011-04 which amended ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). When effective, this amendment will change the title of ASC 820 to “Fair Value Measurement” and will adopt fair value measurement and disclosure guidance that is generally consistent with the corresponding International Financial Reporting Standards (“IFRS”) guidance. More specifically, this amendment will change certain requirements for measuring fair value or for disclosing information about fair value measurements or, alternatively, clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements. For SEC registrants, this amendment is effective for interim periods and fiscal years beginning after December 15, 2011. Early application by SEC registrants is not permitted.

In June 2011, the FASB issued ASU No. 2011-05 which amended ASC Topic 220, Comprehensive Income. This amendment, which must be applied retrospectively, will allow an entity the option to present the components of net income, as well as total comprehensive income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate consecutive statements. This amendment also eliminates the option to present the components of other comprehensive income in the statement of stockholders’ equity but does not change the items that must be reported. For SEC registrants, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is permitted.

In September 2011, the FASB issued ASU No. 2011-08 which amended ASC Topic 350, Intangibles-Goodwill and Other. This amendment will allow an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of a reporting unit in connection with the goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This amendment is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early application is permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and credit risk. We may consider a variety of practices in the ordinary course of business to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. For the fiscal years 2011, 2010 and 2009, approximately 18%, 18% and 16%, respectively, of our consolidated net sales were made in currencies other than the U.S. dollar. Consolidated net sales for the fiscal year ended September 30, 2011, are inclusive of approximately $23.3 million in positive impact from changes in foreign currency exchange rates and other comprehensive income reflects $8.0 million in foreign currency translation adjustments. For the fiscal years 2011, 2010 and 2009, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2011, and would have impacted our consolidated net assets by approximately 2.5% at September 30, 2011.

The Company uses foreign currency options and collars, including, at September 30, 2011, collars with an aggregate notional amount of $12.5 million to manage the exposure to the U.S. dollar resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at September 30, 2011 have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612 and expire in varying amounts monthly through September 2012. In addition, the Company uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2011, we held a foreign currency forward which enabled us to sell approximately €19.9 million ($26.7 million, at the September 30, 2011 exchange rate) at the contractual exchange rate of 1.3610,  a foreign currency forward which enabled us to buy approximately $18.3 million Canadian dollars ($17.5 million, at the September 30, 2011 exchange rate) at the contractual exchange rate of 1.01855 and a foreign currency forward which enabled us to buy approximately £5.6 million ($8.7 million, at the September 30, 2011 exchange rate) at the contractual exchange rate of 1.5630. All the foreign currency forwards held by the Company at September 30, 2011 expired in October 2011.

The Company’s foreign currency option and forward agreements are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the fiscal year ended September 30, 2011, these derivative instruments did not have a material impact in our consolidated results of operations or consolidated cash flows.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the term loan B and the ABL facilities. Based on the approximately $696.9 million of borrowings under the term loan B facility and the ABL credit facility as of September 30, 2011, a change in the estimated applicable interest rate up or down by 1/8% will increase or decrease earnings, before provision for income taxes, by approximately $0.9 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

We are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL credit facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, pursuant to the agreement underlying our term loan facilities we hedge a portion of our floating interest rate exposure for a specified period as more fully described below. We do not purchase or hold any derivative instruments for speculative or trading purposes.

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

In the fiscal year 2008, the Company entered into interest rate swap agreements with an aggregate notional amount of $300.0 million. These agreements expire in May 2012 and enable the Company to convert a portion of its variable-interest rate obligations to fixed-interest rate obligations in connection with the term loan facilities, with interest ranging from 5.818% to 6.090%. Interest payments related to our term loans are impacted by changes in LIBOR. These agreements are designated as effective cash flow hedges.  Accordingly, the changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness is recognized in interest expense in our consolidated statements of earnings.

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

Please see “Index to Financial Statements” which is located on page 65 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background.  Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K sets forth the attestation report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the KPMG attestation report for a more complete understanding of the topics presented.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2011, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of September 30, 2011 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm.  Please refer to KPMG’s Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 65 of this Annual Report.

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

Please see “Index to Financial Statements” which is located on page 65 of this Annual Report.

(b)   Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

Exhibits

Exhibit No.	Description
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.02 to the Current Report on Form 8-K of New Sally Holdings, Inc. (File No. 333-136259) filed on October 30, 2006†

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.4 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006†

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.01 to the Current Report on Form 8-K of New Sally Holdings, Inc. (File No. 333-136259) filed on October 30, 2006†

2.7

Agreement and Plan of Merger by and among Beauty Systems Group LLC, Lady Lynn Enterprises, Inc., Schoeneman Beauty Supply, Inc., the Shareholders and F. Dale Schoeneman, dated September 30, 2009, which is incorporated herein by reference from Exhibit 10.27 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009†

2.8

Stock Purchase Agreement entered into on October 1, 2010 by and among Beauty Systems Group LLC, Aerial Company, Inc. and the stockholders named therein, which is incorporated herein by reference from Exhibit 2.7 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings Inc., filed on February 3, 2011†

3.1

Certificate of Formation of Sally Holdings LLC, which is incorporated herein by reference from Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

3.2

Limited Liability Company Agreement of Sally Holdings LLC, which is incorporated herein by reference from Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among Sally Beauty Holdings, Inc., CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated herein by reference from Exhibit 4.8 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between Sally Beauty Holdings, Inc. and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated herein by reference from Exhibit 4.7 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on November 22, 2006

4.15

Assignment and Acceptance of that certain Credit Agreement, dated as of November 16, 2006, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, the Canadian Borrowers (as defined in the Credit Agreement), the several banks and other financial institutions from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the Lenders and Merrill Lynch Capital Canada, Inc., as Canadian agent and Canadian collateral agent for the Lenders, which is incorporated herein by reference from Exhibit 4.15 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

4.16

Credit Agreement dated as of November 12, 2010 among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as domestic borrowers, Beauty Systems Group (Canada), Inc., as Canadian borrower, SBH Finance B.V., as foreign borrower, the guarantors from time to time party hereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, the other lenders party hereto, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Capital Finance, LLC, as syndication agent, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint book managers, which is incorporated herein by reference from Exhibit 4.13 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on February 3, 2011

4.17

Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of November 12, 2010, which is incorporated herein by reference from Exhibit 4.14 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on February 3, 2011

4.18

Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of November 12, 2010, which is incorporated herein by reference from Exhibit 4.15 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on February 3, 2011

4.19

Indenture, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report Form on 8-K filed on November 9, 2011

4.20

Registration Rights Agreement, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 9, 2011

10.1

Tax Allocation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.2

First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.3

Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.01 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

10.4

Employee Matters Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.5

First Amendment to the Employee Matters Agreement, dated October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-4 of New Sally Holdings, Inc. (File No. 333-136259) filed on October 10, 2006

10.6

Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.02 to the Current Report on Form 8-K of New Sally Holdings, Inc. filed on October 30, 2006

10.7

Termination Agreement, dated as of June 18, 2006, among Alberto-Culver Company, Sally Holdings, Inc. and Gary G. Winterhalter, which is incorporated herein by reference from Exhibit 10.9 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006

10.8	Form of First Amendment to the Termination Agreement with Gary G. Winterhalter, which is incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on January 29, 2007

10.9

Sally Beauty Holdings, Inc. Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.12 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.10

Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, which is incorporated herein by reference from Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.11

Alberto-Culver Company 2003 Restricted Stock Plan, which is incorporated herein by reference from Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.12

Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 4.4 to the Registration Statement on Form S-8 of Sally Beauty Holdings, Inc. filed on May 3, 2007

10.13

Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.14

2007 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed April 27, 2007

10.15

2007 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.3 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.16

2007 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.4 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on April 27, 2007

10.17

2009 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 20, 2008

10.18

2009 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 20, 2008

10.19

2009 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 20, 2008

10.20

Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007

10.21

Form of Option Exercise Period Extension Agreement for Retired Executives, which is incorporated herein by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on May 6, 2009

10.22

Amendment and Restated Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.28 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.23

2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.24

2010 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.30 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.25

2010 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.31 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.26

2010 Form of Stock Option Agreement for Employees pursuant to the Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.32 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.27

Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 19, 2009

10.28

Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Definitive Proxy Statement on Schedule 14A of Sally Beauty Holdings, Inc. filed on December 11, 2009

10.29

Amended and Restated Letter Agreement between Clayton, Dubilier & Rice, LLC (“CD&R”) and Sally Beauty Holdings, Inc. with respect to the provision of services by CD&R to Sally Beauty Holdings, Inc.’s Board of Directors dated as of February 24, 2010, which is incorporated herein by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of Sally Beauty Holdings, Inc. filed on May 4, 2010

10.30

2011 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.33 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 18, 2010

10.31

2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 18, 2010

10.32

2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.35 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 18, 2010

10.33

Purchase Agreement, dated as of November 3, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011

10.34

Form of Sally Beauty Holdings, Inc. 2012 Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Annual Report on Form 10-K of Sally Beauty Holdings, Inc. filed on November 16, 2011.

23.1	Consent of KPMG*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty *

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*Included herewith

† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of November, 2011.

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

Signature	Title	Date
/s/ Gary G. Winterhalter	President, Chief Executive Officer (Principal Executive Officer) and Director of Sally Beauty Holdings, Inc.*	November 16, 2011
Gary G. Winterhalter

/s/ Mark J. Flaherty	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 16, 2011
Mark J. Flaherty

/s/ Janna S. Minton	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	November 16, 2011
Janna S. Minton

/s/ James G. Berges	Chairman of the Board and Director of Sally Beauty Holdings, Inc.*	November 16, 2011
James G. Berges

/s/ Kathleen J. Affeldt	Director of Sally Beauty Holdings, Inc.*	November 16, 2011
Kathleen J. Affeldt

/s/ Marshall E. Eisenberg	Director of Sally Beauty Holdings, Inc.*	November 16, 2011
Marshall E. Eisenberg

/s/ Kenneth A. Giuriceo	Director of Sally Beauty Holdings, Inc.*	November 16, 2011
Kenneth A. Giuriceo

/s/ Robert R. McMaster	Director of Sally Beauty Holdings, Inc.*	November 16, 2011
Robert R. McMaster

/s/ Walter L. Metcalfe Jr.	Director of Sally Beauty Holdings, Inc.*	November 16, 2011
Walter L. Metcalfe Jr.

/s/ John A. Miller	Director of Sally Beauty Holdings, Inc.*	November 16, 2011
John A. Miller

/s/ Martha J. Miller	Director of Sally Beauty Holdings, Inc.*	November 16, 2011
Martha J. Miller

/s/ Edward W. Rabin	Director of Sally Beauty Holdings, Inc.*	November 16, 2011
Edward W. Rabin

/s/ Richard J. Schnall	Director of Sally Beauty Holdings, Inc.*	November 16, 2011
Richard J. Schnall

* Director of Sally Beauty Holdings, Inc., sole member of Sally Investment Holdings LLC, sole member of Sally Holdings LLC.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors

Sally Beauty Holdings, Inc.:

We have audited Sally Holdings LLC’s (the Company) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sally Holdings LLC maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sally Holdings LLC and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of earnings, cash flows and member’s equity (deficit) for each of the years in the three-year period ended September 30, 2011, and our report dated November 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors

Sally Beauty Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Holdings LLC (the Company) and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of earnings, cash flows, and member’s equity (deficit) for each of the years in the three-year period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Holdings LLC and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sally Holdings LLC’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 15, 2011

Consolidated Financial Statements

The following consolidated balance sheets as of September 30, 2011 and 2010 and the related consolidated statements of earnings, cash flows, and member’s equity (deficit) for each of the fiscal years in the three-year period ended September 30, 2011 are those of Sally Holdings LLC and its consolidated subsidiaries.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2011 and 2010

(In thousands)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$63,481	$59,494
Trade accounts receivable, less allowance for doubtful accounts of $2,086 and $2,756 at September 30, 2011 and 2010, respectively	61,996	54,989
Accounts receivable, other	33,530	29,510
Inventory	665,246	604,357
Prepaid expenses	25,127	22,521
Deferred income tax assets, net	28,881	23,269
Total current assets	878,261	794,140
Property and equipment, net of accumulated depreciation of $317,675 and $291,185 at September 30, 2011 and 2010, respectively	182,488	168,117
Goodwill	505,873	478,240
Intangible assets, excluding goodwill, net of accumulated amortization of $45,467 and $33,031 at September 30, 2011 and 2010, respectively	129,658	109,352
Other assets	31,432	38,914
Total assets	$1,727,712	$1,588,763
Liabilities and Member’s Deficit
Current liabilities:
Current maturities of long-term debt	$3,004	$3,045
Accounts payable	262,112	224,931
Accrued liabilities	185,129	167,259
Income taxes payable	11,058	6,812
Due to Sally Beauty	59,249	40,500
Total current liabilities	520,552	442,547
Long-term debt	1,410,111	1,559,591
Other liabilities	26,154	40,692
Deferred income tax liabilities, net	52,585	42,875
Total liabilities	2,009,402	2,085,705
Stock options subject to redemption	—	946
Member’s deficit:
Accumulated member’s deficit	(259,019)	(477,612)
Accumulated other comprehensive loss, net of tax	(22,671)	(20,276)
Total member’s deficit	(281,690)	(497,888)
Total liabilities and member’s deficit	$1,727,712	$1,588,763

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal Years ended September 30, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Net sales	$3,269,131	$2,916,090	$2,636,600
Cost of products sold and distribution expenses	1,674,526	1,511,716	1,393,283
Gross profit	1,594,605	1,404,374	1,243,317
Selling, general and administrative expenses	1,078,602	1,004,660	891,056
Depreciation and amortization	59,721	51,122	47,066
Operating earnings	456,282	348,592	305,195
Interest expense	112,530	112,953	132,043
Earnings before provision for income taxes	343,752	235,639	173,152
Provision for income taxes	125,159	87,010	68,424
Net earnings	$218,593	$148,629	$104,728

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended September 30, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash Flows from Operating Activities:
Net earnings	$218,593	$148,629	$104,728
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59,721	51,122	47,066
Share-based compensation expense	15,041	12,187	7,992
Amortization of deferred financing costs	6,846	7,775	8,319
Excess tax (benefit) shortfall from share-based compensation	(3,712)	(248)	194
Net loss (gain) on disposal of property and equipment	327	(41)	(56)
Net loss on extinguishment of debt	2,765	985	1,017
Deferred income tax expense (benefit)	645	(671)	8,627
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(4,163)	(17)	3,708
Accounts receivable, other	(3,971)	(4,520)	(1,087)
Inventory	(47,930)	(34,247)	46,208
Prepaid expenses	(2,994)	(3,635)	764
Other assets	2,133	3,510	625
Accounts payable and accrued liabilities	55,151	37,526	17,805
Income taxes payable	4,326	(2,263)	(7,923)
Due to Sally Beauty	(952)	5,169	(7,299)
Other liabilities	957	(3,207)	(6,704)
Net cash provided by operating activities	302,783	218,054	223,984

Cash Flows from Investing Activities:
Capital expenditures	(59,955)	(48,702)	(37,317)
Proceeds from sale of property and equipment	384	143	217
Acquisitions, net of cash acquired	(87,164)	(36,463)	(81,459)
Net cash used by investing activities	(146,735)	(85,022)	(118,559)

Cash Flows from Financing Activities:
Change in book cash overdraft	—	—	(1,633)
Proceeds from issuance of long-term debt	428,605	334,000	95,577
Repayments of long-term debt	(577,911)	(461,567)	(243,666)
Debt issuance costs	(5,397)	—	—
Excess tax benefit (shortfall) from share-based compensation	3,712	248	(194)
Net cash used by financing activities	(150,991)	(127,319)	(149,916)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,070)	(666)	(850)
Net increase (decrease) in cash and cash equivalents	3,987	5,047	(45,341)
Cash and cash equivalents, beginning of year	59,494	54,447	99,788
Cash and cash equivalents, end of year	$63,481	$59,494	$54,447

Supplemental Cash Flow Information:
Interest paid	$102,059	$108,733	$130,204
Income taxes paid, net	$7,623	$8,093	$7,814

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Member’s Equity (Deficit)

Fiscal Years ended September 30, 2011, 2010 and 2009

(In thousands)

	Member’s Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member’s Deficit
Balance at September 30, 2008	$(730,969)	$8,689	$(722,280)
Net earnings	104,728	—	104,728
Deferred losses on interest rate swaps, net of income taxes of $6,471	—	(10,196)	(10,196)
Foreign currency translation	—	(14,391)	(14,391)
Total comprehensive income			80,141

Balance at September 30, 2009	(626,241)	(15,898)	(642,139)
Net earnings	148,629	—	148,629
Deferred losses on interest rate swaps, net of income taxes of $64	—	(101)	(101)
Foreign currency translation	—	(4,277)	(4,277)
Total comprehensive income			144,251

Balance at September 30, 2010	$(477,612)	$(20,276)	$(497,888)
Net earnings	218,593	—	218,593
Deferred gains on interest rate swaps, net of income taxes of $3,523	—	5,557	5,557
Foreign currency translation	—	(7,952)	(7,952)
Total comprehensive income			216,198

Balance at September 30, 2011	$(259,019)	$(22,671)	$(281,690)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

1.   Description of Business and Basis of Presentation

Description of Business

Sally Holdings LLC and its consolidated subsidiaries (“Sally Holdings” or “the Company”) sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores in the U.S., Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany and Spain. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern regions of the U.S., and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Sally Holdings LLC is a wholly-owned subsidiary of Sally Investment Holdings LLC (“Sally Investment”), a wholly-owned subsidiary of Sally Beauty Holdings, Inc. (“Sally Beauty”). All of the interests of Sally Holdings are beneficially owned by Sally Investment, and all of the interests of Sally Investment are beneficially owned by Sally Beauty.

Sally Beauty Holdings, Inc. was formed in June of 2006 in connection with our November 2006 separation from the Alberto-Culver Company (“Alberto-Culver”). In these financial statements and elsewhere in this Annual Report on Form 10-K, we refer to the transactions related to our separation from Alberto-Culver as the Separation Transactions. In connection with the Separation Transactions, CDRS Acquisition LLC (“CDRS”), a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575.0 million in exchange for an equity ownership of approximately 48% of the outstanding common stock of Sally Beauty on an undiluted basis. At September 30, 2011, CDRS owned approximately 47% of Sally Beauty’s outstanding common stock on an undiluted basis. In addition, the Company incurred approximately $1,850.0 million of new long-term debt in connection with the Separation Transactions.

In the ordinary course of business, the Company performs certain administrative services on behalf of Sally Beauty. These services are charged to Sally Beauty and netted against the amount due to Sally Beauty. In addition, we have entered into a tax sharing agreement and we file consolidated tax returns with our indirect parent, Sally Beauty. Please see Note 18 for further information.

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent liabilities in the financial statements. Our most significant estimates relate to: the valuation of inventory, vendor concessions, retention of risk, income taxes, the assessment of long-lived assets and intangible assets for impairment, and share-based payments. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the financial statements. Management believes that the estimates and assumptions used in the preparation of the Company’s consolidated financial statements are reasonable.

Cash and Cash Equivalents

All highly liquid investments purchased by the Company from time to time which have an original maturity of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates fair value. Also included in cash equivalents are proceeds due from customer credit and debit card transactions, which generally settle within one to three days, and were $10.3 million and $8.4 million at September 30, 2011 and 2010, respectively.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of investments in cash equivalents, accounts receivable and derivative instruments.

The Company invests from time to time in securities of financial institutions with high credit quality. Accounts receivable are deemed by the Company to be highly diversified due to the high number of entities comprising the Company’s customer base and their dispersion across diverse geographical regions. The counterparties to all our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. The Company believes that no significant concentration of credit risk exists with respect to its investments in cash equivalents, its accounts receivable and its derivative instruments at September 30, 2011 and 2010.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the values invoiced to customers and do not bear interest. Trade accounts receivable are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts requires management to estimate the future collectability of amounts receivable at the balance sheet date. Management records allowances for doubtful accounts based on historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In the Company’s consolidated statements of earnings, bad debt expense is included in selling, general and administrative expenses. The Company’s exposure to credit risk with respect to trade receivables is mitigated by the Company’s broad customer base and their dispersion across diverse geographical regions.

Accounts Receivable, Other

Accounts receivable, other, consist primarily of amounts expected to be received from vendors under various contractual agreements and are recorded at the amount management estimates will be collected.

Inventory

Inventory consists primarily of beauty supplies and related accessories, and salon equipment for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or market (net realizable value). Inventory cost reflects actual product costs, the cost of transportation to the Company’s distribution centers, and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When necessary, the Company adjusts the carrying value of inventory to the lower of cost or market, including disposal costs, and for estimated inventory shrinkage. Estimates of the future demand for the Company’s products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units (“SKUs”) are some of the key factors used by management in assessing the net realizable value of inventory.

The Company estimates inventory shrinkage between physical counts based on its historical experience. Physical inventory counts are performed at substantially all stores and significant distribution centers at least annually, and sooner when management has reason to believe that the risk of inventory shrinkage at a particular location is heightened. Upon completion of physical inventory counts, the Company’s consolidated financial statements are adjusted to reflect actual quantities on hand. The Company has policies and processes in place that are intended to minimize inventory shrinkage. Inventory shrinkage expense has averaged approximately 1% of our consolidated net sales during each of the past three fiscal years.

Lease Accounting

The Company’s lease agreements for office space, retail stores and warehouse/distribution facilities are generally accounted for as operating leases, consistent with applicable GAAP. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to begin preparation of the site for occupancy, to the end of the lease term, including renewal options determined to be reasonably assured. Certain lease agreements to which the Company is a party provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability, along with the corresponding rent expense, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Certain lease agreements to which the Company is a party provide for tenant improvement allowances. Such allowances are recorded as deferred lease credits, included in accrued liabilities and other liabilities, as appropriate, on our consolidated balance sheets, and amortized on a straight-line basis over the lease term (including renewal options determined to be reasonably assured) as a reduction of rent expense. The amortization period used for deferred lease credits is generally consistent with the amortization period used for the constructed leasehold improvement asset for a given location.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

Valuation of Long-Lived Assets and Intangible Assets with Definite Lives

Long-lived assets, such as property and equipment, including store equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets and intangible assets subject to amortization is assessed by comparing the net carrying amount of each asset to its total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. There were no significant impairment losses recognized in our financial statements in the current or prior fiscal years presented.

Intangible assets subject to amortization include customer relationships, certain distribution rights and non-competition agreements, and are amortized, on a straight-line basis, over periods of one to twelve years. Such amortization periods are based on the estimated useful lives of the assets and take into account the terms of any underlying agreements, but do not generally reflect all renewal terms contractually available to the Company.

Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Intangible assets with indefinite lives include trade names and certain distribution rights acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually, during our second fiscal quarter, and whenever events or changes in circumstances indicate it is more likely than not that the value of the asset may be impaired. When assessing goodwill and intangible assets with indefinite lives for potential impairment, management compares the carrying amount of the asset to its fair value. In addition, management considers whether there has been an impairment to the value of the asset by evaluating if various factors (including current operating results, anticipated future results and cash flows, and relevant market and economic conditions) indicate a possible impairment. Based on the reviews performed, after taking into account the economic downturn experienced during the past couple of years in certain geographic areas in which we operate, there was no impairment of goodwill or intangible assets with indefinite lives recognized in our financial statements in the current or prior fiscal years presented.

Deferred Financing Costs

Certain costs incurred in connection with the issuance of debt are capitalized when incurred and are amortized over the estimated term of the related debt agreements generally using the effective interest method. Such capitalized costs are included in other assets in our consolidated balance sheets. Unamortized deferred financing costs are expensed proportionally when certain debt is prepaid.

Insurance/Self-Insurance Programs

The Company retains a substantial portion of the risk related to certain of its workers’ compensation, general and auto liability and property damage insurable loss exposure. Predetermined loss limits have been arranged with insurance companies to limit the Company’s exposure per occurrence and aggregate cash outlay. Certain of our employees and their dependents are also covered by a self-insurance program for healthcare benefit purposes. Currently these self-insurance costs, less amounts recovered through payroll deductions and certain out-of-pocket amounts incurred in connection with the employee healthcare program, are funded by the Company. The Company maintains an annual stop-loss insurance policy for the healthcare benefits plan.

The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes both claims filed and estimated losses incurred but not yet reported. The Company estimates the ultimate cost based on an analysis of historical data and actuarial estimates. Workers’ compensation, general and auto liability and property damage insurable loss liabilities are recorded at the estimate of their net present value, while healthcare plan liabilities are not discounted. These estimates are reviewed on a regular basis to ensure that the recorded liability is adequate. The Company believes the amounts accrued at September 30, 2011 and 2010 are adequate.

Revenue Recognition

The Company recognizes sales revenue when a customer consummates a point-of-sale transaction at a store. The cost of sales incentive programs, including customer and consumer coupons, is recognized as a reduction of revenue at the time of sale. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and are excluded from revenue. The Company also recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer (generally upon shipment). Appropriate provisions for sales returns and cash discounts are made at the time the sales are recognized. Sales returns and allowances averaged approximately 2.0% of net sales during each of the past three fiscal years.

Cost of Products Sold and Distribution Expenses

Cost of products sold and distribution expenses include actual product costs, the cost of transportation to the Company’s distribution centers, and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

at the distribution centers. All other shipping and handling costs are included in selling, general and administrative expenses when incurred.

Shipping and Handling

Shipping and handling costs (including freight and distribution expenses) related to delivery to customers are included in selling, general and administrative expenses in our consolidated statements of earnings when incurred and amounted to $41.2 million, $36.0 million and $30.3 million for the fiscal years 2011, 2010 and 2009, respectively.

Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs of $70.9 million, $64.6 million and $55.2 million for the fiscal years 2011, 2010 and 2009, respectively, are included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Share-Based Compensation

Prior to November 2006, the Company was a subsidiary of Alberto-Culver and had no share-based compensation plans of its own, however, Alberto-Culver had granted to Company employees certain stock options with a cash settlement provision contingent upon the occurrence of certain change in control events, pursuant to its stock option plans. As such, the contingent cash settlement of these stock options as a result of such events would not be solely in the control of the Company. Accordingly, as of September 30, 2010, the Company reported $0.9 million in “Stock options subject to redemption” outside of member’s equity (deficit) on its consolidated balance sheets and this amount was reclassified back into due to Sally Beauty as the related stock options were exercised or canceled or otherwise terminated.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

3.   Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

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

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income at September 30, 2011 and 2010, are as follows (in thousands):

	As of September 30,
	2011	2010
Cumulative foreign currency translation adjustments (a)	$(18,724)	$(10,772)
Deferred (losses) on interest rate swaps, net of tax (b)	(3,947)	(9,504)
Total accumulated other comprehensive (loss) income, net of tax	$(22,671)	$(20,276)

(a)                There were no income tax amounts related to foreign currency translation adjustments at September 30, 2011 and 2010.

(b)               Amounts are net of income tax of $2.5 million and $6.0 million at September 30, 2011 and 2010, respectively. Please see Note 14 for more information about the Company’s interest rate swaps.

4.   Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

We have not yet adopted and are currently assessing any potential effect of the following recent pronouncements on our consolidated financial statements:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28 which amended Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other. This amendment modifies the goodwill impairment test for reporting units with a zero or negative carrying amount, by requiring that Step 2 of the goodwill impairment test be performed for such reporting units if it is more likely than not that an impairment of goodwill exists. For SEC registrants, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is not permitted.

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

In May 2011, the FASB issued ASU No. 2011-04 which amended ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). When effective, this amendment will change the title of ASC 820 to “Fair Value Measurement” and will adopt fair value measurement and disclosure guidance that is generally consistent with the corresponding International Financial Reporting Standards (“IFRS”) guidance. More specifically, this amendment will change certain requirements for measuring fair value or for disclosing information about fair value measurements or, alternatively, clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements. For SEC registrants, this amendment is effective for interim periods and fiscal years beginning after December 15, 2011. Early application by SEC registrants is not permitted.

In June 2011, the FASB issued ASU No. 2011-05 which amended ASC Topic 220, Comprehensive Income. This amendment, which must be applied retrospectively, will allow an entity the option to present the components of net income, as well as total comprehensive income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate consecutive statements. This amendment also eliminates the option to present the components of other comprehensive income in the statement of stockholders’ equity but does not change the items that must be reported. For SEC registrants, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is permitted.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

In September 2011, the FASB issued ASU No. 2011-08 which amended ASC Topic 350, Intangibles-Goodwill and Other. This amendment will allow an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of a reporting unit in connection with the goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This amendment is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early application is permitted.

Accounting Changes

The Company made no accounting changes during the fiscal year 2011.

5.   Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, trade and other accounts receivable, accounts payable, interest rate swap agreements, foreign currency option, collar and forward agreements and debt. The carrying amounts of cash and cash equivalents, trade and other accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The Company measures on a recurring basis and discloses its financial instruments under the provisions of ASC 820, as amended. The Company defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability (i.e. the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of that hierarchy are defined as follows:

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at September 30, 2011 and 2010 (in thousands):

	As of September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards (a)	$424	—	$424	—
Foreign currency collars (a)	680	—	680	—
Total assets	$1,104		$1,104
Liabilities
Long-term debt (b)	$1,420,337	$725,288	$695,049	—
Hedged interest rate swaps (a)	6,450	—	6,450	—
Foreign currency forwards (a)	528	—	528	—
Total liabilities	$1,427,315	$725,288	$702,027

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

	As of September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards (a)	$20	—	$20	—
Foreign currency options (a)	99	—	99	—
Total assets	$119		$119
Liabilities
Long-term debt (b)	$1,596,228	$751,250	$844,978	—
Hedged interest rate swaps (a)	15,530	—	15,530	—
Foreign currency forwards (a)	328	—	328	—
Total liabilities	$1,612,086	$751,250	$860,836

(a)          Foreign currency options, collars and forwards, and interest rate swaps are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as projected market interest rates and projected foreign currency exchange rates, as appropriate. Please see Note 14 for more information about the Company’s foreign currency options, collars and forwards, and interest rate swaps.

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

6.   Member’s Equity (Deficit)

Since November of 2006, all member units of the Company have been owned by Sally Investment.

At September 30, 2007, the Company had a member’s deficit as a result of distributions to Sally Beauty and, prior to November of 2006, Alberto-Culver. In connection with our separation from Alberto-Culver, the Company received the proceeds from the issuance of the debt and contributed cash of approximately $1,809.7 million to Sally Beauty, in connection with the Separation Transactions.

Prior to November of 2006, the additional paid-in capital and the retained earnings were part of the stockholder’s equity of Sally Holdings, Inc. and its subsidiaries. In November of 2006, Sally Holdings, Inc. contributed its stockholder’s equity to Sally Holdings LLC thereby converting stockholder’s equity into member’s equity, in connection with the Separation Transactions.

7.   Share-Based Payments

As an indirect subsidiary of Sally Beauty, the Company has no share based plans of its own; however, certain employees and consultants of the Company have been granted stock options and share awards under the plans of Sally Beauty.

In January 2010, Sally Beauty adopted the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”), a share-based compensation plan approved by the stockholders of Sally Beauty which allows for the issuance of up to 29.8 million shares of Sally Beauty’s common stock. During the fiscal years 2011, 2010 and 2009, Sally Beauty granted to the Company’s employees and consultants approximately 3.0 million, 2.9 million and 2.7 million stock options and approximately 199,000, 118,000 and 123,000 restricted share awards, respectively, under either the 2010 Plan or a predecessor share-based compensation plan such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). After the adoption of the 2010 Plan, Sally Beauty’s equity awards have been made under the 2010 Plan and all future awards are currently expected to be made under such plan.

The Company measures the cost of services received from employees and consultants in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or up to the date a participant becomes eligible for retirement, if earlier. For the fiscal years 2011, 2010 and 2009, total compensation cost charged against income and included in selling, general and administrative expenses in the Company’s consolidated statements of earnings for all share-based compensation arrangements was $15.0 million, $12.2 million and $8.0 million, respectively, and resulted in an increase in due to Sally Beauty by the same amounts. These amounts included, for the fiscal years 2011, 2010 and 2009, $5.0 million, $2.5 million and $2.0 million, respectively, of accelerated expense related to certain retirement eligible employees who continue vesting awards upon retirement, under the provisions of the 2010 Plan and certain predecessor share-based plans such as the 2007 Plan. For fiscal years 2011, 2010 and 2009, the total income tax benefit recognized in our consolidated statements of earnings from these plans was $5.8 million, $4.7 million and $2.8 million, respectively.

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

Stock Options

Each option entitles the holder to acquire one share of the Sally Beauty’s common stock, has an exercise price that equals 100% of the market price per share of Sally Beauty’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four-year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans such as the 2007 Plan.

The following table presents a summary of the activity for Sally Beauty’s stock option plans for the fiscal year ended September 30, 2011:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2010	12,604	$7.51	7.3	$46,562
Granted	3,009	11.39
Exercised	(1,731)	6.32
Forfeited or expired	(238)	8.68
Outstanding at September 30, 2011	13,644	$8.49	6.8	$110,623

Exercisable at September 30, 2011	6,866	$8.14	5.5	$58,078

The following table summarizes information about stock options under Sally Beauty’s option plans at September 30, 2011:

	Options Outstanding
		Weighted		Options Exercisable
	Number	Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
	September 30,	Contractual	Average	September 30,	Average
	2011 (in	Term (in	Exercise	2011 (in	Exercise
Range of Exercise Prices	Thousands)	Years)	Price	Thousands)	Price
$2.00 — $5.24	2,623	6.2	$4.70	1,381	$4.22
$7.42 — $11.39	11,021	7.0	9.39	5,485	9.13
Total	13,644	6.8	$8.49	6,866	$8.14

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

The weighted average assumptions relating to the valuation of Sally Beauty’s stock options are as follows:

	Year Ended September 30,
	2011	2010	2009
Expected lives (in years)	5.0	5.0	5.0
Expected volatility	59.0%	64.4%	47.9%
Risk-free interest rate	1.1%	2.4%	2.6%
Dividend yield	0.0%	0.0%	0.0%

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

The weighted average fair value per option at the date of grant, of the stock options issued to the Company’s grantees during the fiscal years 2011, 2010 and 2009 was $5.74, $4.15 and $2.33, respectively. The total fair value of stock options issued to the Company’s grantees that vested during the fiscal years 2011, 2010 and 2009 was $8.4 million, $7.5 million and $6.2 million, respectively.

The total intrinsic value of options exercised during the fiscal years 2011, 2010 and 2009 was $15.9 million, $1.8 million and $1.0 million, and the tax benefit realized for the tax deductions from these option exercises was $6.2 million, $0.5 million and $0.4 million, respectively. The total cash received during the fiscal years 2011, 2010 and 2009 from these option exercises was $10.9 million, $0.9 million and $0.7 million, respectively.

At September 30, 2011, approximately $11.3 million of unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.6 years.

Stock Awards

Restricted Stock Awards

As an indirect subsidiary of Sally Beauty, the Company has no employee stock award plans; however, certain employees and consultants of the Company from time to time have been granted restricted stock awards under the 2010 Plan. A restricted stock award is an award of shares of Sally Beauty’s common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer) the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2010 Plan and certain predecessor share-based compensation plans such as the 2007 Plan.

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

The following table presents a summary of the activity for Sally Beauty’s restricted stock awards for the fiscal year ended September 30, 2011:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2010	362	$7.38	3.2
Granted	199	11.39
Vested	(111)	7.63
Forfeited or expired	(5)	6.58
Unvested at September 30, 2011	445	$9.12	3.1

At September 30, 2011, approximately $2.3 million of unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.1 years.

8.   Allowance for Doubtful Accounts

The change in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009
Balance at beginning of period	$2,756	$2,266	$2,702
Bad debt expense	1,631	1,578	1,859
Uncollected accounts written off, net of recoveries	(2,423)	(1,431)	(2,648)
Allowance for doubtful accounts of acquired companies	122	343	353
Balance at end of period	$2,086	$2,756	$2,266

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

9.  Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,
	2011	2010
Land	$11,187	$11,124
Buildings and building improvements	59,248	58,594
Leasehold improvements	171,916	155,476
Furniture, fixtures and equipment	257,812	234,108
Total property and equipment, gross	500,163	459,302
Less accumulated depreciation and amortization	(317,675)	(291,185)
Total property and equipment, net	$182,488	$168,117

Depreciation expense for the fiscal years 2011, 2010 and 2009 was $47.3 million, $42.4 million and $40.9 million, respectively. As further described in Note 13, borrowings under the term loan facilities and the ABL credit facility are secured by substantially all of our assets, those of Sally Investment, a wholly-owned subsidiary of Sally Beauty and the direct parent of the Company, those of our domestic subsidiaries and, in the case of the ABL credit facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes.

Depreciation of property and equipment is calculated using the straight-line method based on the estimated useful lives of the respective classes of assets and is reflected in depreciation and amortization expense in our consolidated statements of earnings. Buildings and building improvements are depreciated over periods ranging from five to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals determined to be reasonably assured. Furniture, fixtures and equipment are depreciated over periods ranging from three to ten years. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for major renewals and improvements are capitalized.

10.   Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the fiscal years 2010 and 2011 are as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2009	$73,208	$420,927	$494,135
Acquisitions and purchase price adjustments	8,092	2,568	10,660
Reclassifications	(2,780)	(22,920)	(25,700)
Foreign currency translation	(2,221)	1,366	(855)
Balance at September 30, 2010	76,299	401,941	478,240
Acquisitions and purchase price adjustments	333	29,321	29,654
Foreign currency translation	(1,096)	(925)	(2,021)
Balance at September 30, 2011	$75,536	$430,337	$505,873

As described in Note 17, during the fiscal year 2010, $5.2 million of the increase in Sally Beauty Supply’s goodwill was attributable to the acquisition of Sinelco Group NV (“Sinelco”) in December 2009. The remaining increase in Sally Beauty Supply’s goodwill in the amount of $2.9 million and the $2.6 million increase in BSG’s goodwill during the fiscal year 2010 were attributable to other acquisitions which were not individually material and to net purchase price adjustments. During the fiscal year 2010, intangible assets subject to amortization in the amount of $24.9 million were also recorded in connection with certain 2009 acquisitions, including the September 2009 acquisition of Schoeneman Beauty Supply, Inc. (“Schoeneman”), and intangible assets with indefinite lives in the amount of $0.8 million were recorded in connection with such 2009 acquisitions. These amounts were previously reported in Goodwill pending completion of the final valuations of the assets acquired and liabilities assumed.

As described in Note 17, during the fiscal year 2011, $25.3 million of the increase in BSG’s goodwill was attributable to the acquisition of Aerial Company, Inc. (“Aerial”) on October 1, 2010. The remaining increase in BSG’s goodwill in the amount of $4.0 million and the increase in Sally Beauty Supply’s goodwill in the amount of $0.3 million during the fiscal year 2011 was attributable to acquisitions which were not individually material and/or to net purchase price adjustments.

The following table provides the carrying value for intangible assets with indefinite lives, excluding goodwill, and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at September 30, 2011 and 2010 (in thousands):

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2011:
Intangible assets with indefinite lives:
Trade names	$27,344	$33,722	$61,066
Total	27,344	33,722	61,066
Intangible assets subject to amortization:
Gross carrying amount	14,491	99,568	114,059
Accumulated amortization	(6,622)	(38,845)	(45,467)
Net value	7,869	60,723	68,592
Total intangible assets, excluding goodwill, net	$35,213	$94,445	$129,658

Balance at September 30, 2010:
Intangible assets with indefinite lives:
Trade names	$28,046	$33,752	$61,798
Other	—	5,700	5,700
Total	28,046	39,452	67,498
Intangible assets subject to amortization:
Gross carrying amount	14,399	60,486	74,885
Accumulated amortization	(4,301)	(28,730)	(33,031)
Net value	10,098	31,756	41,854
Total intangible assets, excluding goodwill, net	$38,144	$71,208	$109,352

Amortization expense totaled $12.4 million, $8.7 million and $6.2 million for the fiscal years 2011, 2010 and 2009, respectively. As of September 30, 2011, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2012	$11,325
2013	9,514
2014	9,226
2015	8,791
2016	7,638
Thereafter	22,098
$68,592

The weighted average amortization period for intangible assets subject to amortization is approximately 8 years.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

11.  Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2011	2010
Compensation and benefits	$78,796	$74,446
Interest payable	27,274	26,518
Deferred revenue	16,987	13,099
Rental obligations	12,403	11,531
Property and other taxes	4,564	4,480
Insurance reserves	8,114	8,428
Interest rate swaps (a)	6,450	—
Operating accruals and other	30,541	28,757
Total accrued liabilities	$185,129	$167,259

(a)          Prior to the fiscal year ended September 30, 2011, interest rate swaps had a maturity in excess of one year and, accordingly, were classified in other assets or other liabilities, as appropriate, in the Company’s consolidated balance sheets.

12.  Commitments and Contingencies

Lease Commitments

The Company’s principal leases relate to retail stores and warehousing properties. At September 30, 2011, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2012	$141,422
2013	115,781
2014	87,196
2015	61,634
2016	39,470
Thereafter	50,199
$495,702

Certain of the Company’s leases require the Company to pay a portion of real estate taxes, insurance, maintenance and special assessments assessed by the lessor. Also, certain of the Company’s leases include renewal options and escalation clauses.

Total rental expense for operating leases amounted to $192.6 million, $178.5 million and $166.3 million for the fiscal years 2011, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings. These amounts include $0.7 million, $0.5 million and $0.4 million for contingent rents for the fiscal years 2011, 2010 and 2009, respectively.

Contingencies

Legal Proceedings

There were no material legal proceedings pending against the Company or its subsidiaries, as of September 30, 2011. The Company is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. The Company does not believe that the ultimate resolution of these matters will have a material adverse impact on its consolidated financial position, statements of earnings or cash flows.

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

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

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2011 and 2010.

13.   Short-term Borrowings and Long-Term Debt

Details of long-term debt are as follows (in thousands):

	September 30, 2011	Maturity Dates	Interest Rates
ABL facility	$—	Nov. 2015	(i)	Prime plus (1.25% to 1.75%) or;
			(ii)	LIBOR(a) plus (2.25% to 2.75%)
Term loan B	696,856	Nov. 2013	(i)	Prime plus (1.25% to 1.50%) or;
			(ii)	LIBOR(a) plus (2.25% to 2.50%)(b)
Other (c)	4,774	2012-2015		4.05% to 7.00%
Total	$701,630

Senior notes	$430,000	Nov. 2014		9.25%
Senior subordinated notes	275,000	Nov. 2016		10.50%
Total	$705,000

Capitalized lease obligations	$6,485
Less: current portion	(3,004)
Total long-term debt	$1,410,111

(a)          London Interbank Offered Rate (“LIBOR”).

(b)         At September 30, 2011, the contractual interest rate for the term loan B facility was 2.49%. The interest rate on $300.0 million of principal outstanding under this loan is fixed by interest rate swaps which expire in May 2012.

(c)          Represents pre-acquisition debt of Pro-Duo NV and Sinelco.

In connection with the Separation Transactions in November 2006, the Company and Sally Investment incurred $1,850.0 million of indebtedness by: (i) drawing on a $400.0 million revolving, asset-based lending (“ABL”) facility in the amount of $70.0 million; (ii) entering into two senior term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million; and (iii) together (jointly and severally) with another of Sally Beauty’s indirect subsidiaries, Sally Capital Inc., issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million. The Company incurred approximately $58.5 million in costs related to the issuance of the debt, which were capitalized and are being amortized to interest expense over the life of the related debt obligations. Borrowings under the term loan A facility were paid in full in the fiscal year 2010.

In November 2010, the Company entered into a new $400 million, five-year revolving credit facility (the “new ABL credit facility” or the “ABL credit facility”) and replaced its prior ABL credit facility (the “prior ABL credit facility”). The ABL credit facility provides for senior secured revolving loans up to a maximum aggregate principal amount of $400.0 million, subject to borrowing base limitations. The availability of funds under the ABL credit facility is subject to a borrowing base calculation, which is based on specified percentages of the value of eligible inventory and eligible accounts receivables, subject to certain reserves and other adjustments and reduced by certain outstanding letters of credit. At September 30, 2011, the Company had $366.5 million available for borrowing under the ABL credit facility. The terms of the new ABL credit facility contain a commitment fee of 0.50% on the unused portion of the facility. In connection with the Company’s termination of the prior ABL credit facility, the Company expensed approximately $1.6 million in unamortized deferred financing costs, which is included in interest expense in the Company’s consolidated statements of earnings.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

Principal and interest on the senior term loan B facility is payable quarterly. The senior term loan facilities contain a covenant requiring us and our subsidiaries to meet certain maximum consolidated secured leverage ratio levels, which decline over time. The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) consolidated EBITDA as defined in the agreement underlying the senior term loan facilities. Compliance with the consolidated secured leverage ratio is tested quarterly, with a maximum ratio of 3.50 as of September 30, 2011. Failure to comply with the consolidated secured leverage ratio covenant under the senior term loan facilities would result in a default under such facilities.

Borrowing under the senior term loan facilities and the ABL credit facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries and, in the case of the ABL credit facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. Borrowings under the senior term loan facilities may be prepaid at the option of the Company at any time without premium or penalty and are subject to mandatory repayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the senior term loan facilities) for any fiscal year unless a specified leverage ratio is met. Amounts prepaid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of it over the twelve-month period following any such payment under the terms of the loan agreements. Additionally, borrowings under the senior term loan facilities would be subject to mandatory repayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL credit facility. No mandatory repayments of any kind were made or required to be made in the fiscal year 2011. We believe that the Company is currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

During the fiscal year 2011, the Company made optional prepayments in the aggregate amount of $147.0 million on its senior term loan B facility. In connection with such optional prepayments, the Company recorded losses on extinguishment of debt in the aggregate amount of $1.2 million, which are included in interest expense in the Company’s consolidated statements of earnings.

The Company uses interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its senior term loan obligations. In the fiscal year 2008, the Company entered into interest rate swap agreements with an aggregate notional amount of $300.0 million. These agreements expire in May 2012 and enable the Company to convert a portion of its variable-interest rate obligations to fixed-interest rate obligations in connection with the term loan facilities, with interest ranging from 5.818% to 6.090%. Interest payments related to our term loans are impacted by changes in LIBOR. Please see Note 14 for additional information about the Company’s interest rate swap agreements.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are jointly and severally guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company (other than Sally Capital). Interest on the senior notes and senior subordinated notes is payable semi-annually. The senior notes carry optional redemption features whereby the Company has the option to redeem the notes prior to maturity on or after November 15, 2010 at par plus a premium declining ratably to par, plus accrued and unpaid interest. The senior subordinated notes carry optional redemption features whereby the Company has the option to redeem the notes before November 15, 2011 at par plus a premium, plus accrued and unpaid interest; and on or after November 15, 2011 at par plus a premium declining ratably to par, plus accrued and unpaid interest. Furthermore, the agreements underlying the Company’s credit facilities contain terms which significantly restrict the ability of us and our subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty.

Maturities of the Company’s long-term debt are as follows at September 30, 2011 (in thousands):

Fiscal Year:
2012	$2,240
2013	8,652
2014	690,638
2015	430,100
2016	—
Thereafter	275,000
$1,406,630
Capital lease obligations	6,485
Less: current portion	(3,004)
Total	$1,410,111

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

Under the agreements and indentures governing the term loan facilities and the notes, we may not make certain restricted payments to Sally Beauty if a default then exists under the credit agreement or the indentures or if our consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment. As of September 30, 2011, our consolidated interest coverage ratio exceeded 2.0 to 1.0. Further, the aggregate amount of restricted payments we are able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures. Under the terms of our new ABL credit facility, we may pay dividends and make other equity distributions to Sally Beauty if availability under the ABL credit facility exceeds certain thresholds. For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for the 45-day period immediately prior to such dividend and distribution. For dividends in excess of that amount, we must maintain that same availability and our fixed-charge coverage ratio must exceed 1.10 to 1.00. The fixed-charge coverage ratio is defined as the ratio of EBITDA (as defined in the agreement underlying the ABL credit facility) less unfinanced capital expenditures to fixed charges (as included in the definition of the fixed charge coverage ratio in the agreement governing the ABL credit facility). As of September 30, 2011, we met all of these conditions. In addition, as of September 30, 2011, the net assets of the Company and its consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $483.2 million, subject to certain adjustments. The ABL credit facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

At September 30, 2011 and 2010, the Company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in Note 12, and outstanding letters of credit related to inventory purchases and self-insurance programs which totaled $16.0 million and $14.5 million at September 30, 2011 and 2010, respectively.

14.   Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions, including changing interest rates, and foreign currency risks. The Company manages its exposure to certain economic risks (including liquidity, credit risk, and changes in interest rates and in foreign currency exchange rates) primarily: (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of derivative instruments (including interest rate swaps, and foreign currency options, collars and forwards).

The Company uses interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its senior term loan obligations. Interest payments related to our senior term loans are impacted by changes in LIBOR. The Company’s interest rate swap agreements involve the periodic receipt by the Company of amounts based on a variable rate in exchange for the Company making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount.

The Company uses foreign currency options, collars and forwards, as part of its overall economic risk management strategy, to fix the amount of certain foreign assets and obligations relative to its functional and reporting currency (the U.S. dollar) or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. Such cash flows may be materially affected (favorably or unfavorably) by changes in the exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. The Company’s foreign currency exposures at times offset each other, providing a natural hedge against its foreign currency risk. In connection the remaining foreign currency risk, the Company uses foreign currency options, collars and forwards to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

At September 30, 2011, the Company did not purchase or hold any derivative instruments for speculative or trading purposes.

Designated Cash Flow Hedges

In the fiscal year 2008, the Company entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These agreements expire in May 2012 and are designated and qualify as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, changes in the fair value of these derivative instruments (which are adjusted quarterly) are recorded, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during each of the last three fiscal years.

Amounts reported in OCI related to interest rate swaps are reclassified into interest expense, as a yield adjustment, in the same period in which interest on the Company’s variable-rate debt obligations affect earnings. During the fiscal years 2011, 2010 and 2009,

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

interest expense resulting from such reclassifications was $10.2 million, $10.1 million and $7.9 million, respectively. During the twelve-month period ending September 30, 2012, the entire amount reported in OCI ($6.5 million, before income tax) will be reclassified into interest expense.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as interest rate swaps, and foreign currency options, collars and forwards) not designated as hedges or that do not meet the requirements for hedge accounting, to manage its exposure to interest rate or foreign currency exchange rate movements.

In November 2006, the Company entered into certain interest rate swap agreements with an aggregate notional amount of $500 million. These interest rate swap agreements expired on or before November 2009 and were not designated as hedges and, accordingly, the changes in fair value of these interest rate swap agreements (which were adjusted quarterly) were recorded in interest expense in our consolidated statements of earnings. In the fiscal year 2009, interest expense, including marked-to-market adjustments, resulting from these interest rate swap agreements was $7.5 million. In the fiscal year 2010, interest expense, including marked-to-market adjustments, resulting from these interest rate swap agreements was less than $0.1 million.

The Company uses foreign currency options and collars, including, at September 30, 2011, collars with an aggregate notional amount of $12.5 million to manage the exposure to the U.S. dollar resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at September 30, 2011 have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612 and expire in varying amounts monthly through September 2012.

In addition, the Company uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At September 30, 2011, we held a foreign currency forward which enabled us to sell approximately €19.9 million ($26.7 million, at the September 30, 2011 exchange rate) at the contractual exchange rate of 1.3610, a foreign currency forward which enabled us to buy approximately $18.3 million Canadian dollars ($17.5 million, at the September 30, 2011 exchange rate) at the contractual exchange rate of 1.01855 and a foreign currency forward which enabled us to buy approximately £5.6 million ($8.7 million, at the September 30, 2011 exchange rate) at the contractual exchange rate of 1.5630. All the foreign currency forwards held by the Company at September 30, 2011 expired in October 2011.

The Company’s foreign currency option, collar and forward agreements are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During each of the fiscal years ended September 30, 2011 and 2010, selling general and administrative expenses included $0.2 million in net gains, including marked-to-market adjustments, from all of the Company’s foreign currency option, collar and forward agreements.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2011 and 2010 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of September 30, 2011		As of September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Accrued liabilities	$6,450
Total derivatives designated as hedging instruments		$—		$6,450

Derivatives not designated as hedging instruments:
Foreign Currency Collars and Forwards	Prepaid expenses	$1,104	Accrued liabilities	$528
Total derivatives not designated as hedging instruments		$1,104		$528

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of September 30, 2010		As of September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other liabilities	$15,530
Total derivatives designated as hedging instruments		$—		$15,530

Derivatives not designated as hedging instruments:
Foreign Currency Options and Forwards	Prepaid expenses	$119	Accrued liabilities	$328
Total derivatives not designated as hedging instruments		$119		$328

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of earnings for the fiscal year ended September 30, 2011 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the Fiscal Year Ended September 30, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$5,557	Interest expense	$(10,174)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options, Collars and Forwards	Selling, general and administrative expenses	$194
Interest Rate Swaps	Interest expense	—
Total derivatives not designated as hedging instruments		$194

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

Fiscal Years ended September 30, 2011, 2010 and 2009

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

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL credit facility. As of September 30, 2011, the fair value of our interest rate swaps in a liability position related to these agreements was $6.5 million and the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the swap agreements at their termination value of $6.5 million, as of September 30, 2011, including accrued interest and other termination costs.

At September 30, 2011, the aggregate fair value of all foreign currency option, collar and forward agreements held was a net asset of $0.6 million, consisting of derivative instruments in an asset position of $1.1 million and derivative instruments in a liability position of $0.5 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

The counterparties to all our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. The financial crisis affecting the world financial markets in recent years has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity, which could expose us to an increased level of counterparty risk. In the event that a counterparty defaults in its obligation under our interest rate swaps and/or foreign currency derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

15.   401(k) and Profit Sharing Plan

As an indirect subsidiary of Sally Beauty, the Company has no benefit plans of its own; however, certain employees of the Company participate in benefits provided under the plans of Sally Beauty. Sally Beauty sponsors the Sally Beauty 401(k) and Profit Sharing Plan (the “401k Plan”), which is a qualified defined contribution plan. The 401k Plan covers employees of the Company who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the terms of the 401k Plan, employees may contribute a percentage of their annual compensation to the 401k Plan up to certain maximums, as defined by the 401k Plan and by the U. S. Internal Revenue Code. The Company currently matches a portion of employee contributions to the plan. The Company recognized expense of $5.9 million, $4.7 million and $4.0 million in the fiscal years 2011, 2010 and 2009, respectively, related to such employer matching contributions under the plan. These amounts are included in selling, general and administrative expenses.

In addition, pursuant to the 401k Plan, the Company may make profit sharing contributions to the accounts of employees who meet certain eligibility requirements and who are not members of a collective bargaining unit. The Company’s profit sharing contributions to the 401k Plan are determined by the Compensation Committee of Sally Beauty’s Board of Directors. The Company recognized

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

expense of $3.1 million, $2.7 million and $2.4 million in the fiscal years 2011, 2010 and 2009, respectively, related to such profit sharing contributions under the 401k Plan. These amounts are included in selling, general and administrative expenses.

16.   Income Taxes

Sally Beauty and its subsidiaries, including the Company, file consolidated income tax returns in the U.S. federal jurisdiction and most state jurisdictions as well as in various foreign jurisdictions. As described in Note 18, the Company has entered into a tax sharing agreement with its ultimate parent, Sally Beauty.

The provision for income taxes for the fiscal years 2011, 2010 and 2009 consists of the following (in thousands):

	Year Ended September 30,
	2011	2010	2009
Current:
Federal	$99,531	$71,572	$50,738
Foreign	11,081	4,432	4,276
State	14,030	11,636	5,734
Total current portion	124,642	87,640	60,748
Deferred:
Federal	2,782	2,888	8,601
Foreign	(2,525)	(2,814)	(1,676)
State	260	(704)	751
Total deferred portion	517	(630)	7,676
Total provision for income tax	$125,159	$87,010	$68,424

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Year Ended September 30,
	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	2.9	2.6
Effect of foreign operations	(1.2)	(1.1)	0.8
Other, net	(0.2)	0.1	1.1
Effective tax rate	36.4%	36.9%	39.5%

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2011	2010
Deferred tax assets attributable to:
Share-based compensation expense	$18,440	$15,430
Accrued liabilities	29,057	23,159
Inventory adjustments	3,432	3,303
Foreign loss carryforwards	18,315	16,675
Unrecognized tax benefits	651	577
Interest rate swaps	2,503	6,026
Other	2,643	2,548
Total deferred tax assets	75,041	67,718
Valuation allowance	(17,100)	(16,552)
Total deferred tax assets, net	57,941	51,166
Deferred tax liabilities attributable to:
Depreciation and amortization	81,645	70,772
Total deferred tax liabilities	81,645	70,772
Net deferred tax liability	$23,704	$19,606

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carryforwards.

Domestic earnings before provision for income taxes were $307.9 million, $223.6 million and $173.4 million in the fiscal years 2011, 2010 and 2009, respectively. Foreign operations had earnings (losses) before provision for income taxes of $35.8 million, $12.0 million and $(0.3) million in the fiscal years 2011, 2010 and 2009, respectively.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. Management does not expect the outcome of tax audits to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

At September 30, 2011, undistributed earnings of the Company’s foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, federal and state income taxes have not been provided on accumulated but undistributed earnings of $110.6 million and $76.5 million as of September 30, 2011 and 2010, respectively, as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

At September 30, 2011 and 2010, the Company had total operating loss carry-forwards of $62.5 million and $53.3 million, respectively, of which $50.1 million and $46.1 million, respectively, are subject to a valuation allowance. At September 30, 2011, operating loss carry-forwards of $23.6 million expire between 2013 and 2026 and operating loss carry-forwards of $38.9 million have no expiration date. At September 30, 2011 and 2010, the Company had tax credit carryforwards of $1.1 million and $0.8 million, respectively, which have no expiration date and of which $0.5 million and $0.4 million, respectively, are subject to a valuation allowance.

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

the Separation Transactions was determined, Sally Beauty will be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to Sally Beauty under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

The changes in the amount of unrecognized tax benefits for the fiscal year ended September 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Balance at beginning of the fiscal year	$13,647	$14,378
Increases related to prior year tax positions	166	1,895
Decreases related to prior year tax positions	(15)	—
Increases related to current year tax positions	208	620
Settlements	(71)	(1,131)
Lapse of statute	(3,099)	(2,115)
Balance at end of fiscal year	$10,836	$13,647

If recognized, these positions would affect the Company’s effective tax rate.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties as of September 30, 2011 and 2010 was $4.2 million and $4.6 million, respectively.

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

The IRS is currently conducting an examination of Sally Beauty’s consolidated federal income tax returns for the fiscal years ended September 30, 2008 and 2007 in the ordinary course. The IRS had previously audited Sally Beauty’s consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2004 forward. Generally, states’ statutes in the United States are open for tax reviews from 2005 forward.

17.   Acquisitions

On October 1, 2010, the Company acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern United States, for approximately $81.8 million. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $34.7 million, were recorded at their respective fair values at the acquisition date. In addition, goodwill of $25.3 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The acquisition of Aerial was funded with borrowings in the amount of $78.0 million under the prior ABL credit facility (which have since been paid in full) and with cash from operations. In addition, during the fiscal year 2011, the Company completed several other individually immaterial acquisitions at an aggregate cost of approximately $5.0 million and recorded additional goodwill in the amount of $4.3 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

In December 2009, the Company acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.2 million (approximately $36.6 million). We also assumed €4.0 million (approximately $5.8 million) of pre-acquisition debt, excluding capital lease obligations, of Sinelco in connection with the acquisition. Sinelco serves over 1,500 customers through a product catalog and website and has sales throughout Europe. Goodwill of $5.2 million (which is not expected to be deductible for tax purposes) and other intangible assets of $14.0 million, including intangible assets subject to amortization of $5.8 million, were recorded as a result of this acquisition. In addition, during the fiscal year 2010, the Company completed several other individually immaterial acquisitions at an aggregate cost of $9.0 million and recorded additional goodwill in the amount of $5.4 million (the majority of which is not expected to be deductible for tax purposes) in connection with such acquisitions. The assets acquired and liabilities assumed in connection with all acquisitions completed during the fiscal year 2010 were recorded at fair values at the acquisition date in accordance with ASC 805. We funded these acquisitions with cash from operations and borrowings on our ABL credit facility. In addition, during the fiscal year 2010, the Company recorded intangible assets subject to amortization in the amount of $24.9 million and intangible assets with indefinite lives in the amount of $0.8 million in connection with certain 2009 acquisitions, including the acquisition of Schoeneman. These amounts were previously reported in Goodwill pending completion of the final valuations of the assets acquired and liabilities assumed, as discussed in the following paragraph.

In September 2009, the Company acquired Schoeneman, a 43-store beauty supply chain located in the central northeast United States, at a cost of approximately $71.0 million, subject to certain adjustments. The Company currently expects to realize approximately $10

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

million in present value of future tax savings as a result of anticipated incremental depreciation and amortization tax deductions relating to the assets acquired in this transaction. In the fiscal year 2009, goodwill of approximately $61.0 million (which is expected to be deductible for tax purposes) was initially recorded as a result of this acquisition. In addition, during the fiscal year 2009, the Company completed several other individually immaterial acquisitions at an aggregate cost of $11.3 million of which a significant portion was allocated to goodwill (the majority of which is not expected to be deductible for tax purposes). The purchase prices of certain acquisitions completed during the fiscal year 2009 (including the acquisition of Schoeneman) were initially allocated to assets acquired and liabilities assumed based on their preliminary estimated fair values at the date of acquisition. The final valuations of the assets acquired and liabilities assumed were completed during the fiscal year 2010. Generally, we funded these acquisitions with cash from operations.

These business combinations have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the entities acquired have been included in the Company’s consolidated financial statements since their respective dates of acquisition.

18.   Related Party Transactions

The Company is a party to an agreement with Sally Beauty under which the Company agreed to provide certain general and administrative services to Sally Beauty including accounting, finance, payroll, legal and tax services. The cost of these services, which were based on a percentage of certain key employees’ salaries and benefits, is approximately $182,000 per month, and totaled approximately $2.2 million during each of the past three fiscal years. The cost of these services may not necessarily be indicative of the costs which would be incurred by Sally Beauty as an independent stand-alone entity.

As described more fully in Note 7, certain employees and consultants of the Company have been granted stock options and restricted share awards under share-based compensation plans of Sally Beauty.

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

As of September 30, 2011 and 2010, the Company had a net intercompany payable to Sally Beauty of approximately $59.2 million and $40.5 million, respectively. This balance consists primarily share-based compensation expenses and income tax, which are partially offset by general and administrative services provided to Sally Beauty.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

19.   Business Segments and Geographic Area Information

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

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2011, 2010 and 2009.

Business Segments Information

Segment data for the fiscal years ended September 30, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009
Net sales:
Sally Beauty Supply	$2,012,407	$1,834,631	$1,695,652
BSG	1,256,724	1,081,459	940,948
Total	$3,269,131	$2,916,090	$2,636,600
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$380,963	$320,456	$283,872
BSG(a)	164,660	112,495	91,604
Segment operating profit	545,623	432,951	375,476
Unallocated expenses(a) (b)	(74,300)	(72,172)	(62,289)
Share-based compensation expense	(15,041)	(12,187)	(7,992)
Interest expense	(112,530)	(112,953)	(132,043)
Total	$343,752	$235,639	$173,152
Identifiable assets:
Sally Beauty Supply	$766,896	$729,380	$652,184
BSG	908,093	808,842	792,879
Sub-total	1,674,989	1,538,222	1,445,063
Shared services	52,723	50,541	45,447
Total	$1,727,712	$1,588,763	$1,490,510
Depreciation and amortization:
Sally Beauty Supply	$28,763	$26,426	$24,175
BSG	25,099	20,081	18,735
Corporate	5,859	4,615	4,156
Total	$59,721	$51,122	$47,066
Capital expenditures:
Sally Beauty Supply	$34,946	$30,366	$23,203
BSG	14,145	11,252	8,470
Corporate	10,864	7,084	5,644
Total	$59,955	$48,702	$37,317

(a)          For the fiscal year ended September 30, 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million; including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million. This net benefit of $21.3 million is reflected in the BSG segment and in unallocated expenses in the amount of $19.0 million and $2.3 million, respectively.

(b)         Unallocated expenses consist of corporate and shared costs.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

Geographic Area Information

Geographic data for the fiscal years ended September 30, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009
Net sales:(a)
United States	$2,688,062	$2,402,085	$2,202,218
Foreign	581,069	514,005	434,382
Total	$3,269,131	$2,916,090	$2,636,600
Identifiable assets:
United States	$1,240,894	$1,133,652	$1,105,026
Foreign	434,095	404,570	340,037
Shared services	52,723	50,541	45,447
Total	$1,727,712	$1,588,763	$1,490,510

(a)          Net sales are attributable to individual countries based on the location of the customer.

20.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2011 and 2010, the Condensed Consolidating Statements of Earnings for the years ended September 30, 2011, 2010 and 2009, and the Condensed Consolidating Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009 of: (i) Sally Holdings, or “the Parent;” (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Parent on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as guarantor subsidiaries are 100 percent indirectly owned by the Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries are pledged under the term loan facilities and the ABL credit facility and consequently may not be available to satisfy the claims of general creditors.

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries
Assets
Cash and cash equivalents	$—	$22,583	$40,898	$—	$63,481
Trade accounts and accounts receivable, other, less allowance for doubtful accounts	—	62,749	32,777	—	95,526
Due from affiliates	3	763,741	3,597	(767,341)	—
Inventory	—	505,893	159,353	—	665,246
Prepaid expenses	63	11,397	13,667	—	25,127
Deferred income tax assets, net	—	31,661	(2,780)	—	28,881
Property and equipment, net	—	130,165	52,323	—	182,488
Investment in subsidiaries	1,862,684	331,346	—	(2,194,030)	—
Goodwill and other intangible assets, net	—	476,206	159,325	—	635,531
Other assets	20,411	5,650	5,371	—	31,432
Total assets	$1,883,161	$2,341,391	$464,531	$(2,961,371)	$1,727,712

Liabilities and Member’s (Deficit) Equity
Accounts payable	$—	$204,300	$57,812	$—	$262,112
Due to affiliates	728,546	3,597	35,198	(767,341)	—
Accrued liabilities	33,165	124,888	27,076	—	185,129
Income taxes payable	4,438	2,453	4,167	—	11,058
Due to Sally Beauty	—	59,249	—	—	59,249
Long-term debt	1,401,855	340	10,920	—	1,413,115
Other liabilities	—	24,975	1,179	—	26,154
Deferred income tax liabilities, net	(3,153)	58,905	(3,167)	—	52,585
Total liabilities	2,164,851	478,707	133,185	(767,341)	2,009,402
Total member’s (deficit) equity	(281,690)	1,862,684	331,346	(2,194,030)	(281,690)
Total liabilities and member’s (deficit) equity	$1,883,161	$2,341,391	$464,531	$(2,961,371)	$1,727,712

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings

Fiscal Year Ended September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$2,639,741	$629,390	$—	$3,269,131
Related party sales	—	2,894	—	(2,894)	—
Cost of products sold and distribution expenses	—	1,335,030	342,390	(2,894)	1,674,526
Gross profit	—	1,307,605	287,000	—	1,594,605
Selling, general and administrative expenses	560	845,732	232,310	—	1,078,602
Depreciation and amortization	—	43,111	16,610	—	59,721
Operating earnings (loss)	(560)	418,762	38,080	—	456,282
Interest income	—	(72)	(208)	—	(280)
Interest expense	111,894	60	856	—	112,810
Earnings (loss) before provision (benefit) for income taxes	(112,454)	418,774	37,432	—	343,752
Provision (benefit) for income taxes	(43,613)	161,647	7,125	—	125,159
Equity in earnings of subsidiaries, net of tax	287,434	30,307	—	(317,741)	—
Net earnings	$218,593	$287,434	$30,307	$(317,741)	$218,593

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings

Fiscal Year Ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net sales	$—	$2,365,838	$550,252	$—	$2,916,090
Related party sales	—	2,881	—	(2,881)	—
Cost of products sold and distribution expenses	—	1,211,220	303,377	(2,881)	1,511,716
Gross profit	—	1,157,499	246,875	—	1,404,374
Selling, general and administrative expenses	659	787,828	216,173	—	1,004,660
Depreciation and amortization	—	36,414	14,708	—	51,122
Operating earnings (loss)	(659)	333,257	15,994	—	348,592
Interest income	—	(74)	(84)	—	(158)
Interest expense	112,278	93	740	—	113,111
Earnings (loss) before provision (benefit) for income taxes	(112,937)	333,238	15,338	—	235,639
Provision (benefit) for income taxes	(43,829)	128,463	2,376	—	87,010
Equity in earnings of subsidiaries, net of tax	217,737	12,962	—	(230,699)	—
Net earnings	$148,629	$217,737	$12,962	$(230,699)	$148,629

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings

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

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net cash provided by operating activities	$152,377	$112,035	$38,371	$—	$302,783

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	(41,478)	(18,093)	—	(59,571)
Acquisitions, net of cash acquired	—	(84,924)	(2,240)	—	(87,164)
Net cash used by investing activities	—	(126,402)	(20,333)	—	(146,735)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	421,300	404	6,901	—	428,605
Repayments of long-term debt	(568,300)	(141)	(9,470)	—	(577,911)
Debt issuance costs	(5,397)	—	—	—	(5,397)
Excess tax benefit from share-based compensation	—	3,712	—	—	3,712
Net cash (used) provided by financing activities	(152,397)	3,975	(2,569)	—	(150,991)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,070)	—	(1,070)
Net (decrease) increase in cash and cash equivalents	(20)	(10,392)	14,399	—	3,987
Cash and cash equivalents, beginning of period	20	32,975	26,499	—	59,494
Cash and cash equivalents, end of period	$—	$22,583	$40,898	$—	$63,481

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net cash provided by operating activities	$125,000	$31,148	$61,906	$—	$218,054

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	(32,070)	(16,489)	—	(48,559)
Acquisitions, net of cash acquired	—	(3,830)	(32,633)	—	(36,463)
Net cash used by investing activities	—	(35,900)	(49,122)	—	(85,022)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	334,000	—	—	—	334,000
Repayments of long-term debt	(459,000)	(114)	(2,453)	—	(461,567)
Excess tax benefit from share-based compensation	—	248	—	—	248
Net cash (used) provided by financing activities	(125,000)	134	(2,453)	—	(127,319)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(666)	—	(666)
Net (decrease) increase in cash and cash equivalents	—	(4,618)	9,665	—	5,047
Cash and cash equivalents, beginning of period	20	37,593	16,834	—	54,447
Cash and cash equivalents, end of period	$20	$32,975	$26,499	$—	$59,494

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

SALLY HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Fiscal Year Ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Sally Holdings LLC & Subsidiaries

Net cash provided by operating activities	$147,735	$49,387	$26,862	$—	$223,984

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	(24,705)	(12,395)	—	(37,100)
Acquisitions, net of cash acquired	—	(72,084)	(9,375)	—	(81,459)
Net cash used by investing activities	—	(96,789)	(21,770)	—	(118,559)

Cash Flows from Financing Activities:
Change in book cash overdraft	(1,633)	—	—	—	(1,633)
Proceeds from issuance of long-term debt	94,637	—	940	—	95,577
Repayments of long-term debt	(242,364)	(195)	(1,107)	—	(243,666)
Excess tax benefit (shortfall) from share-based compensation	—	(194)	—	—	(194)
Net cash used by financing activities	(149,360)	(389)	(167)	—	(149,916)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(850)	—	(850)
Net (decrease) increase in cash and cash equivalents	(1,625)	(47,791)	4,075	—	(45,341)
Cash and cash equivalents, beginning of period	1,645	85,384	12,759	—	99,788
Cash and cash equivalents, end of period	$20	$37,593	$16,834	$—	$54,447

Sally Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2011, 2010 and 2009

21.   Subsequent Events

On November 1, 2011, the Company acquired Kappersservice Floral B.V. and two related companies (the “Floral Group”) for approximately €22.5 million (approximately $30.8 million), subject to certain adjustments. The Floral Group is a 19-store distributor of professional beauty products based in Eindhoven, the Netherlands. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations of the Floral Group will be included in the Company’s consolidated financial statements subsequent to the acquisition date. The acquisition was funded with cash from operations and with borrowings on our ABL credit facility in the amount of approximately $17.0 million.

On November 3, 2011, the Company and Sally Capital  (together with the Company, the “Issuers”), Sally Beauty and certain domestic subsidiaries of Sally Beauty entered into a purchase agreement pursuant to which the Issuers sold in a private placement $750.0 million aggregate principal amount of the Issuers’ 6.875% Senior Notes due 2019 (the “Senior Notes”). The Senior Notes bear interest at an annual rate of 6.875%, were issued at 98.5% of par, and are guaranteed by certain of the Company’s domestic subsidiaries who have guaranteed obligations under the Company’s senior credit facilities, existing notes and other indebtedness outstanding prior to this issuance.

The Company intends to use the net proceeds from the Senior Notes (approximately $737.0 million) to redeem $430.0 million aggregate principal amount of the Issuers’ outstanding 9.25% senior notes due 2014 (the “2014 Notes”), to redeem $275.0 million aggregate principal amount of the Issuers’ outstanding 10.50% senior subordinated notes due 2016 (the “2016 Notes”), pursuant to the terms of the indentures governing the 2014 Notes and the 2016 Notes, as well as to pay accrued and unpaid interest thereof, and fees and expenses incurred in connection with issuance of the Senior Notes and redemption of the 2014 Notes and the 2016 Notes. The Company expects to complete the redemptions on or about December 5, 2011, subject to certain conditions.

22.   Quarterly Financial Data (Unaudited)

Certain unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2011 and 2010 is summarized below (in thousands):

Fiscal Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011:
Net sales	$793,564	$801,805	$836,576	$837,186
Gross profit	$379,391	$391,814	$410,532	$412,868
Net earnings	$42,150	$50,528	$70,244	$55,671

2010:
Net sales	$704,851	$720,467	$742,975	$747,797
Gross profit	$333,214	$344,284	$360,859	$366,017
Net earnings	$27,361	$35,866	$42,277	$43,125